Form 10-Q
period 1996-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 1996-05-15
CIK 779231

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

                         Commission file number 0-15724


              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
             (Exact name of registrant as specified in its charter)


        Delaware                                           13-3294835
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


411 West Putnam Avenue    Greenwich, CT                       06830
(Address of principal executive offices)                    (Zip Code)


                                 (203) 862-7000
              (Registrant's telephone number, including area code)



              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [ X ]   No [   ]

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                           FORM 10-Q - MARCH 31, 1996



                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

           BALANCE SHEETS - March 31, 1996 and December 31, 1995


           STATEMENTS OF OPERATIONS - For the three months ended
                 March 31, 1996 and 1995


           STATEMENT OF PARTNERS' EQUITY - For the three months ended
                 March 31, 1996


           STATEMENTS OF CASH FLOWS - For the three months ended
                 March 31, 1996 and 1995


           NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1  - LEGAL PROCEEDINGS

      ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                            March 31,     December 31,
                                                              1996           1995
                                                          ------------    ------------
ASSETS

     Investments in mortgage loans (net of an allowance
        for loan losses of $18,976,460) ...............   $  4,753,348    $  4,753,348
     Cash and cash equivalents ........................      4,046,394       4,035,754
     Real estate - net ................................      3,715,816       3,737,816
     Other assets .....................................         54,124          38,842
                                                          ------------    ------------

                                                          $ 12,569,682    $ 12,565,760
                                                          ============    ============


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Mortgage loan payable ............................   $  3,617,995    $  3,633,032
     Due to affiliates ................................      2,144,981       2,167,220
     Accounts payable and accrued expenses ............        271,882         208,745
                                                          ------------    ------------

            Total liabilities .........................      6,034,858       6,008,997
                                                          ------------    ------------

Commitments and contingencies

Partners' equity
     Limited partners' equity (330,004 units issued
        and outstanding) ..............................     10,332,184      10,353,026
     General partners' deficit ........................     (3,797,360)     (3,796,263)
                                                          ------------    ------------

            Total partners' equity ....................      6,534,824       6,556,763
                                                          ------------    ------------

                                                          $ 12,569,682    $ 12,565,760
                                                          ============    ============

See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF OPERATIONS

                                                      For the three months ended
                                                              March 31,
                                                      --------------------------
                                                         1996           1995
                                                      -----------    -----------
 Revenues
  Operating income ................................   $   382,513    $   391,246
  Short-term investment interest ..................        48,129         53,962
  Other income ....................................        38,455         11,350
                                                      -----------    -----------

                                                          469,097        456,558
                                                      -----------    -----------

 Costs and expenses
  Operating expenses ..............................       246,122        286,819
  Interest expense ................................        86,076         87,431
  General and administrative expenses .............        72,250         91,700
  Asset management fees ...........................        42,065         41,741
  Mortgage servicing fees .........................        22,523         34,979
  Depreciation expense ............................        22,000         21,968
  Provision for loan losses .......................          --        5,412,000
                                                      -----------    -----------

                                                          491,036      5,976,638
                                                      -----------    -----------

 Net loss .........................................   $   (21,939)   $(5,520,080)
                                                      ===========    ===========



 Net loss attributable to
  Limited partners ................................   $   (20,842)   $(5,244,076)
  General partners ................................        (1,097)      (276,004)
                                                      -----------    -----------

                                                      $   (21,939)   $(5,520,080)
                                                      ===========    ===========


 Net loss per unit of  limited partnership interest
  (330,004 units outstanding) .....................   $     (0.06)   $    (15.89)
                                                      ===========    ===========

See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          STATEMENT OF PARTNERS' EQUITY


                                         General         Limited         Total
                                        Partners'       Partners'      Partners'
                                         Deficit         Equity          Equity
                                      ------------    ------------    ------------
Balance, January 1, 1996 ..........   $ (3,796,263)   $ 10,353,026    $  6,556,763

Net loss for the three months ended
    March 31, 1996 ................         (1,097)        (20,842)        (21,939)
                                      ------------    ------------    ------------

Balance, March 31, 1996 ...........   $ (3,797,360)   $ 10,332,184    $  6,534,824
                                      ============    ============    ============




See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                                                     For the three months ended
                                                                              March 31,
                                                                     --------------------------
                                                                        1996           1995
                                                                     -----------    -----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities
     Net loss ....................................................   $   (21,939)   $(5,520,080)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities
            Depreciation .........................................        22,000         21,968
            Deferred asset management and
               mortgage servicing fees, net of
               payments made .....................................       (22,239)      (235,454)
            Provision for loan losses ............................          --        5,412,000
     Changes in assets and liabilities
        Other assets .............................................       (15,282)       (15,891)
        Accounts payable and accrued expenses ....................        63,137         20,081
                                                                     -----------    -----------

               Net cash provided by (used in) operating activities        25,677       (317,376)
                                                                     -----------    -----------

Cash flows from investing activities
     Principal payments on mortgage loan payable .................       (15,037)       (18,158)
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents .............        10,640       (335,534)

Cash and cash equivalents, beginning of period ...................     4,035,754      4,241,885
                                                                     -----------    -----------

Cash and cash equivalents, end of period .........................   $ 4,046,394    $ 3,906,351
                                                                     ===========    ===========


Supplemental disclosure of cash flow information
     Interest paid ...............................................   $    86,076    $    87,431
                                                                     ===========    ===========

See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investor, L.P. - Series 86 (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investments in mortgage loans

         The Partnership principally invested in nonrecourse, zero coupon junior mortgage loans on properties owned or acquired by limited partnerships sponsored by affiliates of the General Partners. These loans generally contain provisions whereby the Partnership may be entitled to additional interest represented by participation in the appreciation of the underlying property.

         The Partnership accounts for its investments in mortgage loans under the following methods:

               Investment method

               Mortgage loans representing transactions in which the Partnership is considered to have substantially the same risks and potential rewards as the borrower are accounted for as investments in real estate rather than as loans. Although the transactions are structured as loans, due to the terms of the zero coupon mortgage, it is not readily determinable at inception that the borrower will continue to maintain a minimum investment in the property. Under this method of accounting, the Partnership will recognize as revenue the lesser of the amount of interest as contractually provided for in the mortgage loan, or its pro rata share of the actual cash flow from operations of the underlying property inclusive of depreciation and interest expense on any senior indebtedness.

               Interest method

               Under this method of accounting, the Partnership recognizes revenue as interest income over the term of the mortgage loans so as to produce a constant periodic rate of return. Interest income will not be recognized as revenue during periods where there are concerns about the ultimate realization of the interest or loan principal.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1996.

         The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent years and such provisions could be material. An allowance for loan losses was not required for the three months ended March 31, 1996. A $5,412,000 allowance was required for the three months ended March 31, 1995.

         Depreciation

         Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The original cost of the property represented the carrying value of the first mortgage loan at the time of the foreclosure. Repairs and maintenance are charged to operations as incurred.

         Impairment of assets

         In March 1995, the Financial Accounting Standards Board issued Statement #121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS #121"). The adoption of the statement was required for fiscal years beginning after December 15, 1995. The Partnership implemented SFAS #121 beginning January 1, 1996. The implementation of SFAS #121 did not result in a write-down of the Partnership's assets.

         Under SFAS #121 the initial test to determine if an impairment exists is to compute the recoverability of the asset based on anticipated cash flows (net realizable value) compared to the net carrying value of the asset. If anticipated cash flows on an undiscounted basis are insufficient to recover the net carrying value of the asset, an impairment loss should be recognized, and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The net realizable value of an asset will generally be greater than its fair value because net realizable value does not discount cash flows to present value and discounting is usually one of the assumptions used in determining fair value. The write-downs for impairment do not affect the tax basis of the assets and the write-downs are not included in the determination of taxable income or loss.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of March 31, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         A write-down for impairment was not required for the three months ended March 31, 1996 and 1995.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, RAM Funding, Inc., and the Administrative General Partner, Resources Capital Corp. are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation, also a wholly owned subsidiary of Presidio. The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may in the future, in direct competition with the Partnership. Wexford Management LLC, a company controlled by certain officers and directors of Presidio, performs management and administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three months ended March 31, 1996, reimbursable expenses to Wexford by the Partnership amounted to $15,166. Wexford Management LLC is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has invested principally in mortgage loans on properties owned or acquired by privately syndicated limited partnerships which are controlled by Presidio. Transactions entered into between the Partnership and such entities are subject to inherent conflicts of interest.

         The  Administrative  General  Partner is  entitled  to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement"). Payment of the asset management fee is deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $42,065 and $41,741, including accrued interest of $39,937 and $35,803 for the three months ended March 31, 1996 and 1995, respectively.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         The Administrative General Partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $22,523 and $34,979, including accrued interest of $12,328 and $23,597 for the three months ended March 31, 1996 and 1995, respectively.

         In March 1995, the Administrative General Partner was paid $75,919, $69,118, $29,219 and $137,918, which represented the mortgage servicing fees previously accrued associated with the Berkeley Western, Southern Inns, Brentwood Place and Boram Loans, respectively. In September 1995, the Administrative General Partner was paid $175,423, which represented the mortgage servicing fee previously accrued associated with the LAX loan. In February 1996, the Administrative General Partner was paid $86,827 which represented the mortgage servicing fee previously accrued associated with the Research Triangle Loan.

         Amounts due to affiliates for asset management and mortgage servicing fees, consist of the following:

                                                    March 31,        December 31,
                                                      1996               1995
                                                   ----------         ----------
Asset management fee .....................         $1,639,543         $1,597,478
Mortgage servicing fee ...................            505,438            569,742
                                                   ----------         ----------

                                                   $2,144,981         $2,167,220
                                                   ==========         ==========

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the Administrative General Partner, 0.1% to the Investment General Partner, and 0.1% to the Associate General Partner. For the three months ended March 31, 1996 and 1995 the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net losses of $1,053, $22 and $22 and $264,964, $5,520 and $5,520, respectively.

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES

         The Partnership invested in nonrecourse, zero-coupon junior mortgage loans. Collection of amounts due on the Partnership's junior mortgage loans is solely dependent upon the sale or refinancing of the underlying properties at amounts sufficient to satisfy the Partnership's mortgage loans, after payment of the senior mortgage notes owned by unaffiliated third parties.

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         The properties which collateralize the Partnership's mortgage loans have experienced varying degrees of operating problems. The San Diego Century Park, Clovine, Park Place, Lenox Towers and LAX loans were ultimately lost when the senior lenders foreclosed on the properties securing the Partnership's mortgage loans. The Brentwood Place, Berkeley Western and Boram loans have been restructured to allow the Partnership a possible equity participation in the future sales or refinancing of the properties. The 595 Madison and Bellekirk loans were repaid. The Research Triangle loan was exchanged for a participating interest in the cash flows from the senior loan on the property.

         The  Partnership  has  provided  for  these   contingencies,   in  some
         circumstances, by establishing an allowance for loan losses on its entire investment.

         LAX loan

         The Partnership had been notified during the first quarter of 1995, that Airport Associates, L.P. had defaulted on its first mortgage obligation to General Electric Capital Corp., due to non-payment of its debt service obligations. The Partnership subsequently received a Notice of Trustees Sale of the property securing the LAX loan scheduled for July 20, 1995. The property was sold on July 26, 1995 and the Partnership wrote off its entire investment in the LAX loan, which had been fully reserved since 1990.

         West Palm loan

         The West Palm loan, in the original principal amount of $9,200,000, was made to West Palm Associates Limited Partnership ("West Palm"). The loan is secured by a 582 unit apartment complex located in Los Angeles, California.

         Beginning in 1990, West Palm became entitled to draw on a cash flow guarantee from the Seller in the amount of $1.5 million. Since that time, West Palm has continuously drawn down on and almost depleted that amount to meet operating and debt-service requirements.

         While the first mortgage does not mature until 1999, there is a substantial risk that a default on the first mortgage will occur. The current value of the property has been estimated to be below the current value of the first mortgage (approximately $38 million). For these reasons, the Partnership reserved the entire carrying value of its investment in the amount of $9,739,589 during 1993. West Palm has commenced restructuring discussions with the first mortgagor as well as the Partnership.

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Tri-State loan

         The Tri-State loan, in the original principal amount of $1,800,000, was made to Tri-State Retail Associates, L.P. ("Tri-State"). The Partnership's security for this loan is subordinate to the first mortgage held by Trans Ohio Savings Bank, in the original principal amount of $10,650,000, maturing on July 1, 1998. The mortgage is secured by three retail warehouses formerly operated as PACE membership clubs. Of the three warehouses owned by Tri-State, one was sub-let to Wal-Mart and the other two had been closed. However, the vacant Lexington, Kentucky store's lease obligation has been guaranteed by K-Mart Corporation ("K-Mart"), the owner of PACE, after Tri-State agreed to limit increases in rent based on increases in the consumer price index. In addition, the Omaha, Nebraska lease has been assigned and rental obligations guaranteed by First Data Corporation.

         There was a substantial risk that the Partnership would lose its entire investment at the time the first mortgage matures. Therefore, the entire carrying value of the loan, in the amount of $1,963,522, was reserved during 1993.

         In June 1995 the Partnership entered into an agreement to restructure its loan to Tri-State. The agreement, among other things, sets certain release prices for the three properties securing the loan, allowing Tri-State to sell one property alone. The release prices are 43% for the Pennsylvania property, 33% for the Kentucky property and 24% for the Nebraska property. The Partnership would also be entitled to a 25% acceleration on the release prices for the first two properties that are sold.

         The agreement also provides that Tri-State would not incur a prepayment penalty in the event of a prepayment. In addition, the Partnership waived its right to receive additional interest (interest that represents a percentage of the increase in the value of the Tri-State Properties). The restructuring may enable the Partnership to recoup some, if not all of its investment.

         Research Triangle loan

         The Complex securing the Research Triangle loan ("RT Loan"), is operating with positive cash flow and is presently meeting all its debt service requirements. The RT Loan and the Senior Wrap Mortgages were due to mature January 1, 1996. The Senior Wrap Mortgages are currently being negotiated to extend the maturity dates. While negotiations are in progress, Research Triangle Associates ("RT"), the owner of the property secured by the loan, continues to make debt service payments. Currently, leases with IBM account for over 70% of the leased space at the property and are due to expire in 1997. Since refinancing would be difficult without a longer lease commitment from IBM, the Partnership ceased accruing interest during 1993. Due to the uncertainty associated with the ultimate recoverability of the RT Loan, an additional reserve for loan losses in the amount of $2,360,000 was established for the quarter ended March 31, 1995.

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         On August 1, 1995 (the "Closing Date"), the Partnership entered into a Loan Acquisition and Participation Agreement (the "Agreement") with the owner of the Senior Wrap Mortgages, TEER Associates ("Teer"), whereas the Partnership conveyed its interest in the RT Loan to Teer in consideration of the grant of a RAM Participation Interest. The RAM Participation Interest is a twenty (20%) percent undivided interest in
         (i) the Wrap Cash Flow, which is all amounts received by Teer on account of the Senior Wrap Mortgages reduced by the sum of the senior loan payments and the amount of all reimbursable expenses attributable to the Senior Wrap Mortgages and (ii) the RAM Cash Flow, which is all amounts received by Teer under the RT Loan reduced by the amount of reimbursable expenses attributable to the RT Loan. Reimbursable expenses are costs and expenses of Teer in connection with the performance of all obligations under the Agreement, including the collection and enforcement of the Senior Wrap Mortgages and the RT Loans, the preservation of the collateral, the filing and prosecution of a complaint with respect to any of the above matters, etc. The Partnership granted Teer an option to purchase the RAM Participation Interest. Teer may exercise the purchase option at any time from the Closing Date through the third anniversary of the Closing Date. The option prices are as follows: (i) on or prior to the first anniversary, an amount equal to $1,750,000 (including cash payments received by the Partnership on the account of the RAM Participation Interest during the period following the Closing Date), (ii) on or prior to the second anniversary, an amount equal to $2,200,000 (including cash payments made on account of the RAM Participation Interest after the first anniversary date), (iii) on or prior to the third anniversary, an amount equal to $2,600,000 (including cash payments made on account of the RAM Participation Interest after the second anniversary date).

         As a result of this transaction and an analysis of the value of the investment, it was determined that an additional allowance for loan losses was required for the value of the RT Loan in the amount of $1,260,000. The property securing the RT Loan was appraised in August 1995, and valued at $45,000,000. The Partnership's 20% interest in the excess of market value over the Senior Wrap Mortgage amounted to approximately $1,360,000. The carrying value prior to the additional allowance was approximately $2,620,000, resulting in a $1,260,000 allowance in August 1995.

         Pike Creek loan

         The property securing the Pike Creek loan is currently operating with positive cash flow and is meeting all debt service requirements. However, a second mortgage, which requires no debt service payments until maturity, matured at the end of 1995. A first mortgage loan, which has a current principal balance of approximately $12,850,000, matured on February 15, 1996. Big Valley Associates ("BV"), the owner of the property securing the Pike Creek loan, is currently operating under a two month extension with its first mortgage lender, while trying to obtain replacement debt. Negotiations are currently under way to refinance or otherwise restructure the second mortgage. The Partnership had determined during 1993 that interest on this loan should not be accrued.

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Due to the uncertainty associated with the ultimate collectibility of the Pike Creek loan, an allowance for loan losses in the amount of $946,000 was established during March 1995, which reduced the carrying value of the loan to $1,050,832.

         During the fourth quarter of 1995, an agreement was reached with BV which sets forth the parameters of an acceptable restructuring of the Pike Creek loan (the "Restructuring"). The Restructuring is premised upon BV restructuring or refinancing its first and second mortgage loans.

         The principal terms of the Restructuring are (i) the Partnership would reduce the outstanding balance of the Pike Creek loan to $500,000, accruing interest at 7% per annum, (ii) the difference between the outstanding balance of the Pike Creek loan at the time of the Restructuring and the restated balance (the "Write Down Amount") would continue to accrue interest at the restated Pike Creek interest rate (7%), (iii) the restructured Pike Creek loan would be serviced by 50% of the Net Cash Flow (the amount by which, in any calendar year, rent received by BV exceeds all costs and expenses incurred in connection with the property, including debt service on all indebtedness other than the Pike Creek loan), and (iv) numerous provisions were made to enable Pike Creek to recover refinancing and/or sale proceeds up to a maximum of the Write Down Amount, plus interest accrued thereon. Given the contingencies of this restructuring, the impact on the Partnership cannot be determined at the present time.

         Stockfield loan

         The property securing the Stockfield loan is 96% occupied by Shell California Productions, Inc. ("Shell") whose lease expires in August 1999, approximately three years after the first mortgage loan matures on April 1, 1996 and approximately one year after the Partnership's loan matures on March 31, 1998. Shell is presently paying rent that exceeds market rates for the area. Shell is unlikely to exercise its renewal option without renegotiating the rental downward to market rates and may make no decision with respect to renewal before the first mortgage or the Stockfield loan matures. These factors are likely to hinder Stockfield Associates Limited Partnership ("Stockfield"), the owner of the property which secures the Stockfield loan, in its ability to obtain refinancing. As a result, the Partnership decided in 1993 to cease accruing interest on the Stockfield loan.

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Due to the uncertainty associated with the ultimate collectibility of the Stockfield loan, an additional allowance for loan losses in the amount of $2,106,000 was established in March 1995, which reduced the carrying value of the loan to $2,340,260. In August 1995, the Partnership entered into an agreement with Stockfield to restructure the Stockfield loan (the "Restructuring"). The Restructuring is premised upon Stockfield satisfying the following conditions (i) the existing lease with Shell must be replaced by a bond type net lease which extends the expiration date of the property lease, (ii) the first mortgage must be refinanced or restructured and (iii) the net present value of the cash flow available to Stockfield from the restructured lease, after payment of debt service on the refinanced/restructured first mortgage indebtedness (the "Net Cash Flow"), must be equal to or greater than $8 million, using an annual discount factor of 8% without regard to the final residual value of the property owned by Stockfield. Currently, these conditions have not been satisfied and Stockfield is in the process of negotiating an extension of the first mortgage.

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

    Information with respect to the Partnership's investments in mortgage loans is as follows:

                                                                                                                         Date
                                            Interest     Compound            Loan                   Maturity         Prepayment is
          Description                         Rate        Period             Date                     Date            Permissable
          -----------                         ----        ------             ----                     ----            -----------
 Office Buildings
 Berkeley Western (n)                        14.50%       Annual         December 20, 1985            (n)               (n)
     Berkely, CA
 Stockfield Associates (b) (c)               14.50%       Annual         April 1, 1986           March 31, 1998     April 1, 1996
     Bakersfield, CA
 San Diego Associates (e)                    13.40%       Monthly        June 10, 1987                (e)               (e)
     San Diego, CA
 Airport Center (g) (l)                      13.46%       Monthly        January 1, 1988              (l)               (l)
     Los Angeles, CA
 Clovine (h)                                 13.46%       Monthly        January 1, 1988              (h)               (h)
     Cincinnati, OH
 Research Triangle (d) (o)                   13.675%      Monthly        January 1, 1988              (f)               (f)
     Raleigh Durham, NC
 Lenox Towers (m)                            13.46%       Monthly        August 26, 1988              (m)               (m)
     Atlanta, GA

 Shopping Centers
 Big Valley Associates (d)                   13.40%       Monthly        December 16, 1987     December 31, 1999   January 1, 1997
     Wilmington, DE
 B.P. Associates (g)                         13.40%       Monthly        January 7, 1988              (g)               (g)
     Brentwood, TN
 Boram (j)                                   14.50%       Annual         February 12, 1988            (j)               (j)
     Shreveport, LA
 Park Place (k)                              13.46%       Monthly        February 24, 1988            (k)               (k)
     Memphis, TN

 Residential
 West Palm (c)                               13.46%       Monthly          June 16, 1988         July 1, 2000       July 1, 1997
     Los Angeles, CA
 Belekirk Associates (f)                     14.25%       Annual         September 3, 1987     October 1, 1999          (f)
     Seattle, WA

 Industrial/Commercial
 Tri-State (b) (c)                           13.46%       Monthly        June 22, 1988           June 30, 2000       July 1, 1997
     Kentucky, Nebraska, Pennsylvania
 Southern Inns, (i)                          13.46%       Monthly        June 29, 1988                (i)               (i)
     North and South Carolina, Virginia



 Less Allowance for Loan Losses

 Net carrying value

                                                                                          From Inception through
                                              Mortgage                       Mortgage          March 31, 1996
                                               Amount          Purchased     Placement    Income             Write
          Description                         Advanced         Interest       Fee       Recognized           Off
          -----------                         --------         --------       ---       ----------           ---
 Office Buildings
 Berkeley Western (n)                        $2,250,000        $94,079      $137,483    $   -           $(2,481,562)
     Berkely, CA
 Stockfield Associates (b) (c)                4,200,000        137,142       254,378     89,000                -
     Bakersfield, CA
 San Diego Associates (e)                     4,200,000        100,049       252,198     140,543         (4,692,790)
     San Diego, CA
 Airport Center (g) (l)                       6,500,000           -          381,232        -            (6,881,232)
     Los Angeles, CA
 Clovine (h)                                  5,000,000           -          293,255     1,471,041       (6,764,296)
     Cincinnati, OH
 Research Triangle (d) (o)                    3,000,000           -          175,953     2,068,560             -
     Raleigh Durham, NC
 Lenox Towers (m)                             6,045,832           -          354,594        -            (6,400,426)
     Atlanta, GA

 Shopping Centers
 Big Valley Associates (d)                      975,000           -           57,185    1,069,479              -
     Wilmington, DE
 B.P. Associates (g)                          1,900,000           -          111,437       69,693        (2,081,130)
     Brentwood, TN
 Boram (j)                                    6,900,000           -          404,692      863,769        (8,168,461)
     Shreveport, LA
 Park Place (k)                               3,030,000           -          177,713         -           (3,207,713)
     Memphis, TN

 Residential
 West Palm (c)                                9,200,000           -          539,589         -                 -
     Los Angeles, CA
 Belekirk Associates (f)                           -              -           -              -                 -
     Seattle, WA

 Industrial/Commercial
 Tri-State (b) (c)                           1,800,000            -          105,572       57,950              -
     Kentucky, Nebraska, Pennsylvania
 Southern Inns, (i)                          4,000,000            -          234,604         -           (4,234,604)
     North and South Carolina, Virginia    -----------         --------   ----------   ----------      ------------
                                           $59,000,832         $331,270   $3,479,885   $5,830,035      $(44,912,214)
                                           ===========         ========   ==========   ==========      ============

 Less Allowance for Loan Losses

 Net carrying value

                                                                                   Contractual
                                                       Carrying value               Balance (a)
                                                  March 31,      December 31,  March 31,      December 31,
          Description                              1996             1995        1996             1995
          -----------                              ----             ----        ----             ----
 Office Buildings
 Berkeley Western (n)                               -               -            -               (n)
     Berkely, CA
 Stockfield Associates (b) (c)                  4,680,520       4,680,520     16,322,882      15,751,87
     Bakersfield, CA
 San Diego Associates (e)                           -               -           (e)              (e)
     San Diego, CA
 Airport Center (g) (l)                             -               -           (l)              (l)
     Los Angeles, CA
 Clovine (h)                                        -               -           (h)              (h)
     Cincinnati, OH
 Research Triangle (d) (o)                      5,244,513       5,244,513       (f)              (f)
     Raleigh Durham, NC
 Lenox Towers (m)                                   -               -           (m)              (m)
     Atlanta, GA

 Shopping Centers
 Big Valley Associates (d)                      2,101,664       2,101,664     2,927,226      2,831,314
     Wilmington, DE
 B.P. Associates (g)                                -               -           (g)              (g)
     Brentwood, TN
 Boram (j)                                          -               -           (j)              (j)
     Shreveport, LA
 Park Place (k)                                     -               -           (k)              (k)
     Memphis, TN

 Residential
 West Palm (c)                                  9,739,589       9,739,589     26,055,462     25,198,003
     Los Angeles, CA
 Belekirk Associates (f)                            -               -            -                -
     Seattle, WA

 Industrial/Commercial
 Tri-State (b) (c)                              1,963,522       1,963,522     5,093,715       4,926,086
     Kentucky, Nebraska, Pennsylvania
 Southern Inns, (i)                                 -               -           (i)              (i)
     North and South Carolina, Virginia        ----------      ----------   -----------     -----------
                                               23,729,808      23,729,808   $50,399,285     $48,707,280
                                                                            ===========     ===========

 Less Allowance for Loan Losses                18,976,460      18,976,460
                                               ----------      ----------
 Net carrying value                            $4,753,348      $4,753,348

(a) Contractual balance represents the amount to be paid by the borrower if the loan were liquidated as of December 31, of each year, including principal plus interest earned to such date. These balances are given for informational purposes only.
(b) The Partnership may be entitled to additional interest in the appreciation of property, which additional interest is subordinated to a specified return to the borrowers.
(c)  These loans are accounted for under the investment method.
(d)  These loans are accounted for under the interest method.
(e) The property securing this loan was foreclosed upon by the senior lender on December 30, 1991 and the Partnership lost its entire investment in this loan.
(f) This loan was prepared on July 2, 1992. The Partnership recognized income of $866,498.
(g) In December 1992, a Plan of Reorganization was confirmed as previously discussed and the Partnership received Equity Participation Certificates.
(h) The property securing this loan was foreclosed upon by the senior lender on January 13, 1993. The Partnership lost its entire investment in this loan.
(i) In April 1993, the Partnership acquired a property, through foreclosure replacing the original loan. The Partnership recognized income of $235,644 in 1993, as previously mentioned.
(j) In July 1993, the loan was restructured. The Partnership now has a participating interest in a future sale of the Property, as previously discussed.
(k) The property securing this loan was foreclosed upon by the senior lender on January 13, 1994. The Partnership lost its entire investment in this loan.
(l) The property securing this loan was foreclosed upon by the senior lender on July 26, 1995. The Partnership lost its entire investment in this loan.
(m) The property securing this loan was foreclosed upon by the senior lender on April 5, 1994. The Partnership lost its entire investment in this loan.
(n) In November 1994, a Plan of Reorganization was confirmed which converted the Partnership's original investment into a note for $550,000 and participating interest in the future sale of the property.
(o) During 1995, the Partnership conveyed its interest in this loan in exchange for a participation interest in the cash flow of the Senior Wrap Mortgage holder.

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         A summary of mortgage activity is as follows:

                                                   March 31, 1996                        December 31, 1995
                                        ------------------------------------   --------------------------------------
                                        Investment    Interest                 Investment    Interest
                                          Method       Method        Total       Method        Total         Total
                                        ----------   ----------   ----------   -----------   ----------   -----------
         Opening balance                $2,340,260   $2,413,088   $4,753,348    $4,446,494   $6,978,868   $11,425,362
         Provision for loan losses          -             -            -        (2,106,234)  (4,565,780)   (6,672,014)
                                        ----------   ----------   ----------    ----------   ----------   -----------

         Ending balance                 $2,340,260   $2,413,088   $4,753,348    $2,340,260   $2,413,088   $ 4,753,348
                                        ==========   ==========   ==========    ==========   ==========   ===========

5        REAL ESTATE

         On April 1, 1993 the Partnership acquired title by foreclosure and assumed ownership responsibilities of a hotel property, the Richmond Comfort Inn Executive Center, located in Richmond, Virginia, which was part of the Partnership's collateral for the Southern Inns loan.

         The Partnership had originally loaned Southern Inns $4,000,000 secured by seven properties, one of which was this hotel. The Partnership acquired title by foreclosure to this property subject to a first mortgage. The Partnership has recorded the land and buildings acquired by the foreclosure at an initial cost equal to the existing first mortgage. The operating income and expenses of the hotel are reflected in the statements of operations.

         A summary of the Partnership's real estate is as follows:

                                                  March 31,         December 31,
                                                    1996                1995
                                                 -----------        -----------
Land .....................................           444,700        $   444,700
Buildings and improvements ...............         3,531,652          3,531,652
                                                 -----------        -----------
                                                   3,976,352          3,976,352

Less: accumulated depreciation ...........          (260,536)          (238,536)
                                                 -----------        -----------

                                                 $ 3,715,816        $ 3,737,816
                                                 ===========        ===========

         The land, building and improvements are pledged to collateralize the mortgage loan payable.

6        MORTGAGE LOAN PAYABLE

         In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note secured by a first mortgage on the hotel property. The mortgage note has a current balance of $3,617,995 at March 31, 1996. Interest rates on the loan are adjustable every five years with a current interest rate of 9.49% effective through April 1, 1997. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan requires monthly payments of interest and principal. Interest expense for the three months ended March 31, 1996 amounted to $86,076. The loan is held by the Resolution Trust Company and the lender is permitted to accelerate the note as of April 1, 1997, and thereafter with six months notice. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

7        COMMITMENTS AND CONTINGENCIES

         Legal proceedings

         HEP Action

         On or about May 11, 1993, three public real estate partnerships (the "HEP Partnerships") including High Equity Partners, L.P. - Series 86 ("HEP-86"), in which the Administrative General Partner is also a General Partner, were advised of the existence of an action (the "B&S Litigation") in which a complaint (the "HEP Complaint") was filed in the Superior Court for the State of California for the County of Los Angeles (the "Court") on behalf of a purported class consisting of all of the purchasers of limited partnership interests in HEP-86.

         On April 7, 1994 Plaintiffs were granted leave to file an amended complaint (the "Amended Complaint"). The amended complaint asserted claims against the Administrative General Partner, certain former officers of the Administrative General Partner, and other former subsidiaries of Integrated and a number of other defendants, including certain former officers of Integrated.

         On July 19, 1995, the Court approved the B & S Litigation and approved a form of notice (the "Notice") concerning such proposed settlement. In response to the Notice, approximately 1.1% of the limited partners of the three HEP Partnerships requested exclusion and 15 limited partners filed written objections to the settlement. The California Department of Corporations also sent a letter to the Court opposing the settlement. Five objecting limited partners, represented by two law firms, also made motions to intervene so they could participate more directly in the action. The motions to intervene were granted by the Court on September 14, 1995.

         In October and November 1995, the attorneys for the plaintiffs-intervenors conducted extensive discovery. At the same time, there were continuing negotiations concerning possible revisions to the proposed settlement.

         HEP Action (continued)

         On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint ("Consolidated Complaint") against the General Partners alleging, among other things, breach of fiduciary duties, breach of contract, and negligence.

         On or about January 31, 1996, the parties to the B&S Litigation agreed upon a revised settlement, which would be significantly more favorable to the HEP limited partners than the previously proposed settlement. The revised settlement proposal, like the previous proposal, involves the reorganization of the HEP Partnership (the "Revised Exchange"). Upon the effectuation of the Revised Exchange, the B&S Litigation would be dismissed with prejudice.

         On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement. On May 6, 1996, the expert submitted a report stating that he was unable to conclude that the revised settlement as proposed is fair, reasonable and adequate, and recommending that the revised settlement be restructured in certain respects. A hearing on the expert's report and preliminary approval of the revised settlement is scheduled for May 28, 1996. If final approval of the settlement is granted by the Court, a solicitation statement concerning the settlement and the reorganization would be sent to all HEP limited
         partners.   The  reorganization  of  the  HEP  Partnerships  cannot  be consummated unless a majority of the limited partners in the HEP Partnerships affirmatively vote to approve it.

         With respect to the above litigation the Limited Partnership Agreement provides for the indemnification of the General Partners and their affiliates in certain circumstances. It is impossible to predict what financial exposure the Partnership will have as a result of this indemnification.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership invested 100% of the net proceeds of its public offering in zero coupon junior Mortgage Loans secured by properties owned principally by privately syndicated limited partnerships originally sponsored by affiliates of the General Partners. The public offering commenced on January 21, 1986, and the Partnership had its initial admission of limited partners on March 28, 1986. The offering terminated on May 1, 1987 at which time the Partnership had accepted subscriptions for 329,994 Units (exclusive of the ten Units owned by the initial limited partner) for aggregate gross proceeds of $82,501,000. This amount includes $2,475,030 of evaluation fees paid in accordance with the Partnership Agreement and $4,125,000 of mortgage placement fees. As of August 1988, the Partnership had invested 100% of the net proceeds in sixteen mortgage loans, one of which was prepaid in November 1989 and a second of which was prepaid in July 1992. On December 31, 1991, January 13, 1993, January 13, 1994, April 5, 1994
         and July 27, 1995 the senior mortgage lenders on properties securing five of the Partnership's investments foreclosed on the properties securing their loans, and the Partnership lost its entire investment in each of the respective loans and the Partnership lost its entire investment in each of the respective loans. Also, in December 1992, the BP loan was converted to equity participation certificates pursuant to the borrower's bankruptcy plan of reorganization. On April 1, 1993 the Partnership foreclosed and assumed ownership of the Richmond Comfort Inn, located in Richmond, Virginia. The Richmond property foreclosure and acquisition were part of a restructuring agreement associated with the Southern Inns loan. In July 1993, the Boram loan, through a settlement agreement, was converted to an equity participation in the future sale of the property. In November 1994, the Berkeley loan was restructured to convert the Partnership's original investment to a new $550,000 loan and an equity participation in the future sale of the property. In August 1995, the Research Triangle loan was exchanged for a 20% participation interest in the net wrap cash flow of the Senior Wrap loan. Because the Partnership's loans are zero-coupon loans, the Partnership receives no current cash flow from such investments.

         The Partnership uses working capital reserves provided from the proceeds of its public offering and any undistributed cash from temporary investments as its primary source of liquidity. As of March 31, 1996 the Partnership's working capital reserves amounted to approximately $3,444,000. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses in taking legal action or lending additional funds to protect its interest in certain of the mortgage loans on properties which are currently experiencing difficulties. The Partnership's cash flow from operation of its hotel property is anticipated to be sufficient to meet such property's capital expenditure needs in 1996. In February 1996, the Partnership paid $86,827 which represented payment of the mortgage servicing fee related to the Research Triangle loan. In March 1995, the Partnership paid $75,919, $69,118, $29,219 and $137,918 which represented  payment  of the  mortgage  servicing  fee on the  Berkeley
         Western, Southern Inns, BP Shopping Center and Boram loans, respectively. In September 1995, the Partnership paid $175,423 representing the mortgage servicing fee associated with the Airport Center loan.

         The Partnership may use its working capital reserves in the future for similar payments relating to loans, the collateral for which has been foreclosed by senior lenders. The Partnership does not anticipate making any distributions until such time as the existing mortgage loans mature or are prepaid. Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. As discussed more fully in the Notes to Financial
         Statements - Note 4, the borrower under the West Palm loan is experiencing cash flow problems. If as a result of these cash flow problems an eventual foreclosure should occur, the Partnership does not have sufficient capital to bid at a foreclosure. This would result in a total loss of the Partnership's investment in that particular mortgage if the amount bid at the foreclosure by the successful bidder is the amount of the first mortgage holder's lien. Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

         Real estate market

         The real estate market continues to suffer from the effects of the recent recession which included a substantial decline in the market values of existing properties. Market values have begun to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas. These factors may continue to reduce rental rates. As a result of such decline, investors will most likely not recover a significant portion of their original investment in the Partnership.

         Results of operations

         The Partnership invests in zero-coupon, non-recourse junior Mortgage Loans. Collection of amounts due on the Partnership's Loans is solely dependent upon the sale or refinancing of collateral at amounts sufficient to satisfy the Partnership's mortgage notes after payment of the senior mortgage notes owned by unaffiliated third parties.

         An allowance for loan losses is established based upon a quarterly review of each mortgage in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the properties or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1996. There was a $5,412,000 additional reserve established for the Stockfield, Research Triangle and Big Valley loans for the quarter ended March 31, 1995. There was an additional $1,260,000 reserve established for the Research Triangle loan for the quarter ended September 30, 1995.

         The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent years and such provisions could be material.

         Certain of the properties, as described in the Notes to Financial Statements - with respect to which the Partnership has made loans are experiencing varying degrees of operating problems.

         The  Partnership's  net loss  for the  quarter  ended  March  31,  1996 decreased from the net loss for the quarter ended March 31, 1995 primarily due to the provision for loan losses recorded in 1995.

         Revenues increased for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995 due to a decrease in operating income and short term investment income partially offset by an increase in other income. Operating income, derived solely from the operation of the Partnership's hotel property, decreased slightly due to a decrease in occupancy rates for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. Short term investment interest decreased primarily due to a decrease in interest rates for the quarter ended March 31, 1996 compared to March 31, 1995. Other income increased due to the receipt of participation interest income from the exchange of the Research Triangle loan in August 1995.

         Costs and expenses decreased when comparing the quarter ended March 31, 1996 with the quarter ended March 31, 1995, primarily due to the provision for loan losses recorded in 1995 as well as decreases in operating expenses, general and administrative expenses, and mortgage servicing fees. Operating expenses decreased proportionately with the decrease in operating income. General and administrative expenses decreased primarily due to a decrease in payroll costs. Mortgage servicing fees decreased as a result of the payment of fees in March 1995 associated with the Berkeley Western, Southern Inns, BP Shopping Center, Boram, and Airport Center, and the payment of fees in February 1996 associated with the Research Triangle loan, thus eliminating interest accumulating on the deferred fees.

         Inflation

         Inflation has not had a material impact on the Partnership's operations or financial position during the last three years and is not expected to have a material impact in the future.

         Legal Proceedings

         For a discussion of Legal Proceedings, please see Note 7 ("Commitments and Contingencies") to the Financial Statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

(a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:   None.
(b)      Reports on Form 8-K:   None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  RESOURCES ACCRUED MORTGAGE
                                  INVESTORS, L.P. - SERIES 86

                                  By:      Resources Capital Corp.
                                           Administrative General Partner




Dated:     May 15, 1996           By:      /s/ Joseph Jacobs
                                           -----------------
                                           Joseph Jacobs
                                           President
                                           (Duly Authorized Officer)



Dated:     May 15, 1996           By:      /s/ Jay L. Maymudes
                                           -------------------
                                           Jay L. Maymudes
                                           Vice President, Secretary and
                                           Treasurer
                                           (Principal Financial and
                                           Accounting Officer)