Form 10-Q
period 1996-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 1996-08-14
CIK 779231

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

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

                            FORM 10-Q - JUNE 30, 1996





                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1996 and December 31, 1995


         STATEMENTS OF OPERATIONS - For the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995


         STATEMENT OF PARTNERS' EQUITY - For the six months ended June 30, 1996


         STATEMENTS OF CASH FLOWS - For the six months ended June 30, 1996 and 1995


         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1  - LEGAL PROCEEDINGS

      ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS



                          RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                                   BALANCE SHEETS

                                                                                                June 30,               December 31,
                                                                                                  1996                     1995
                                                                                             ------------              ------------
ASSETS

     Investments in mortgage loans (net of an allowance
        for loan losses of $18,976,460) ........................................             $  4,753,348              $  4,753,348
     Cash and cash equivalents .................................................                4,107,125                 4,035,754
     Real estate - net .........................................................                3,693,816                 3,737,816
     Other assets ..............................................................                   88,757                    38,842
                                                                                             ------------              ------------
                                                                                             $ 12,643,046              $ 12,565,760
                                                                                             ============              ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Mortgage loan payable .....................................................             $  3,602,608              $  3,633,032
     Due to affiliates .........................................................                2,211,157                 2,167,220
     Accounts payable and accrued expenses .....................................                  260,855                   208,745
                                                                                             ------------              ------------
            Total liabilities ..................................................                6,074,620                 6,008,997
                                                                                             ------------              ------------

Commitments and contingencies

Partners' equity
     Limited partners' equity (330,004 units issued
        and outstanding) .......................................................               10,364,106                10,353,026
     General partners' deficit .................................................               (3,795,680)               (3,796,263)
                                                                                             ------------              ------------
            Total partners' equity .............................................                6,568,426                 6,556,763
                                                                                             ------------              ------------
                                                                                             $ 12,643,046              $ 12,565,760
                                                                                             ============              ============

See notes to financial statements.

                          RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                          STATEMENTS OF OPERATIONS

                                                                   For the three months ended           For the six months ended
                                                                            June 30,                            June 30,
                                                                 -----------------------------       ------------------------------
                                                                    1996               1995              1996              1995
                                                                 -----------       -----------       -----------        -----------


Revenues
     Operating income ....................................       $   482,069       $   487,559       $   864,582        $   878,805
     Short-term investment interest ......................            47,121            37,399            95,250             93,361
     Other income ........................................            36,144            12,600            74,599             23,950
                                                                 -----------       -----------       -----------        -----------
                                                                     565,334           537,558         1,034,431            996,116
                                                                 -----------       -----------       -----------        -----------

Costs and expenses
     Operating expenses ..................................           279,497           242,981           525,619            529,800
     Interest expense ....................................            85,715            87,104           171,791            174,534
     General and administrative expenses .................            78,344            91,700           150,594            194,401
     Asset management fees ...............................            43,090            39,890            85,155             81,631
     Mortgage servicing fees .............................            23,086            34,420            45,609             69,399
     Depreciation expense ................................            22,000            22,043            44,000             44,011
     Provision for loan losses ...........................              --                --                --            5,412,014
                                                                 -----------       -----------       -----------        -----------
                                                                     531,732           518,138         1,022,768          6,505,790
                                                                 -----------       -----------       -----------        -----------

Net income (loss) ........................................       $    33,602       $    19,420       $    11,663        $(5,509,674)
                                                                 ===========       ===========       ===========        ===========

Net income (loss) attributable to

     Limited partners ....................................       $    31,922       $    18,449       $    11,080        $(5,234,190)
     General partners ....................................             1,680               971               583           (275,484)
                                                                 -----------       -----------       -----------        -----------
                                                                 $    33,602       $    19,420       $    11,663    $(5,509,674)
                                                                 ===========       ===========       ===========        ===========

Net income (loss) per unit of limited partnership
     interest (330,004 units outstanding) ................       $      0.10       $      0.06       $      0.03        $    (15.86)
                                                                 ===========       ===========       ===========        ===========

See notes to financial statements.

                          RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                       STATEMENT OF PARTNERS' EQUITY

                                                                            General                 Limited                 Total
                                                                           Partners'                Partners'              Partners'
                                                                            Deficit                  Equity                 Equity
                                                                          -----------             -----------            -----------
Balance, January 1, 1996 .....................................            $(3,796,263)            $10,353,026            $ 6,556,763

Net income for the six months ended
    June 30, 1996 ............................................                    583                  11,080                 11,663
                                                                          -----------             -----------            -----------

Balance, June 30, 1996 .......................................            $(3,795,680)            $10,364,106            $ 6,568,426
                                                                          ===========             ===========            ===========

See notes to financial statements.

                          RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                       STATEMENTS OF CASH FLOWS

                                                                                                 For the six months ended
                                                                                                         June 30,
                                                                                          ----------------------------------
                                                                                               1996                  1995
                                                                                          -----------            -----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities
     Net income (loss) .........................................................          $    11,663            $(5,509,674)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities
            Depreciation .......................................................               44,000                 44,011
            Deferred asset management and
               mortgage servicing fees, net of
               payments made ...................................................               43,937               (161,144)
            Provision for loan losses ..........................................                 --                5,412,014
     Changes in assets and liabilities
        Other assets ...........................................................              (49,915)                13,097
        Accounts payable and accrued expenses ..................................               52,110                124,362
                                                                                          -----------            -----------
               Net cash provided by (used in) operating activities .............              101,795                (77,334)
                                                                                          -----------            -----------

Cash flows from investing activities
     Additions to real estate ..................................................                 --                  (11,878)
                                                                                          -----------            -----------

Cash flows from financing activities
     Principal payments on mortgage loan payable ...............................              (30,424)               (32,157)
                                                                                          -----------            -----------


Net increase (decrease) in cash and cash equivalents ...........................               71,371               (121,369)

Cash and cash equivalents, beginning of period .................................            4,035,754              4,241,885
                                                                                          -----------            -----------

Cash and cash equivalents, end of period .......................................          $ 4,107,125            $ 4,120,516
                                                                                          ===========            ===========

Supplemental disclosure of cash flow information
     Interest paid .............................................................          $    85,715            $    87,431
                                                                                          ===========            ===========

See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS



1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investor L.P. - Series 86 (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1996.

         The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent years and such provisions could be material.

         An allowance for loan losses was not recorded for the three months ended June 30, 1996 or 1995.

         Depreciation

         Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The original cost of the property is equal to the carrying value of the first mortgage loan at the time of the foreclosure. Repairs and maintenance are charged to operations as incurred.

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

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of June 30, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         A write-down for impairment was not recorded for the three months ended June 30, 1996 or 1995.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, RAM Funding, Inc., and the Administrative General Partner, Resources Capital Corp. are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation, also a wholly owned subsidiary of Presidio. The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may in the future, be in direct competition with the Partnership. Wexford Management LLC ("Wexford"), a company controlled by certain officers and directors of Presidio, performs management and administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three and six months ended June 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $15,156 and $30,322, respectively. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The Partnership has invested principally in mortgage loans on properties owned or acquired by privately syndicated limited partnerships which are controlled by Presidio. Transactions entered into between the Partnership and such entities are subject to inherent conflicts of interest.

         The  Administrative  General  Partner is  entitled  to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement"). Payment of the asset management fee is deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $43,090 and $39,890, including accrued interest of $40,989 and $36,855 for the three months ended June 30, 1996 and 1995, respectively.

         The  Administrative  General  Partner  is also  entitled  to  receive a

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $23,086 and $34,420, including accrued interest of $12,891 and $16,823 for the three months ended June 30, 1996 and 1995, respectively.

         In March 1995, the Administrative General Partner was paid $75,919, $69,118, $29,219 and $137,918, which represented the mortgage servicing fees previously accrued and associated with the Berkeley Western, Southern Inns, Brentwood Place and Boram Loans, respectively. In September 1995, the Administrative General Partner was paid $175,423, which represented the mortgage servicing fee previously accrued with the LAX loan. In February 1996, the Administrative General Partner was paid $86,827 which represented the mortgage servicing fee previously accrued for the Research Triangle Loan.

         Amounts due to affiliates for asset management and mortgage servicing fees, consist of the following:

                                             June 30,         December 31,
                                               1996               1995
                                        ---------------     ---------------
              Asset management fee      $     1,682,633     $     1,597,478
              Mortgage servicing fee            528,524             569,742
                                        ---------------     ---------------

                                        $     2,211,157     $     2,167,220
                                        ===============     ===============

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the Administrative General Partner, 0.1% to the Investment General Partner, and 0.1% to the Associate General Partner. For the three months ended

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         June 30, 1996 and 1995 the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income of $1,646, $17 and $17 and $951, $10 and $10, respectively.

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

         On August 1, 1995 (the "Closing Date"), the Partnership entered into a Loan Acquisition and Participation Agreement (the "Agreement") with the owner of the Senior Wrap Mortgages, TEER Associates ("Teer"), whereas the Partnership conveyed its interest in the RT Loan to Teer in consideration of the grant of a RAM Participation Interest. The RAM Participation Interest is a twenty (20%) percent undivided interest in
         (i) the Wrap Cash Flow, which is all amounts received by Teer on account of the Senior Wrap Mortgages reduced by the sum of the senior loan payments and the amount of all reimbursable expenses attributable to the Senior Wrap Mortgages and (ii) the RAM Cash Flow, which is all amounts received by Teer under the RT Loan reduced by the amount of reimbursable expenses attributable to the RT Loan. Reimbursable

4 INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued) expenses are costs and expenses of Teer in connection with the performance of all obligations under the Agreement, including the collection and enforcement of the Senior Wrap Mortgages and the RT Loans, the preservation of the collateral, the filing and prosecution of a complaint with respect to any of the above matters, etc. The Partnership granted Teer an option to purchase the RAM Participation Interest. Teer may exercise the purchase option at any time from the Closing Date through the third anniversary of the Closing Date. The option prices are as follows: (i) on or prior to the first anniversary, an amount equal to $1,750,000 (including cash payments received by the Partnership on the account of the RAM Participation Interest during the period following the Closing Date), (ii) on or prior to the second anniversary, an amount equal to $2,200,000 (including cash payments made on account of the RAM Participation Interest after the first anniversary date), (iii) on or prior to the third anniversary, an amount equal to $2,600,000 (including cash payments made on account of the RAM Participation Interest after the second anniversary date).

         As a result of this transaction and an analysis of the value of the investment, an allowance for loan losses was recorded on the RT Loan in the amount of $1,260,000. The property securing the RT Loan was appraised in August 1995, and valued at $45,000,000. The Partnership's 20% interest in the excess of market value over the Senior Wrap Mortgage amounted to approximately $1,360,000. The carrying value prior to the additional allowance was approximately $2,620,000,

         Pike Creek loan

         The property securing the Pike Creek loan is currently operating with positive cash flow and is meeting all debt service requirements. However, a second mortgage, which requires no debt service payments until maturity, matured at the end of 1995. A first mortgage loan, which has a principal balance of approximately $12,850,000, matured on February 15, 1996. Big Valley Associates ("BV"), the owner of the property securing the Pike Creek Loan, is currently trying to obtain replacement debt. Negotiations are currently under way to refinance or otherwise restructure the mortgages. The Partnership had determined during 1993 that interest on this loan should not be accrued.

         Due to the uncertainty associated with the ultimate collectibility of the Pike Creek loan, an allowance for loan losses in the amount of $946,000 was recorded during March 1995, which reduced the carrying value of the loan to $1,050,832.

         Stockfield loan

         The property securing the Stockfield loan is 96% occupied by Shell California Productions, Inc. ("Shell"). The Shell lease expires in August 1999, approximately three years after the first mortgage loan which matured on April 1, 1996 and approximately one year after the Partnership's loan matures on March 31, 1998. Negotiations are currently under way to refinance or otherwise restructure the first mortgage. Stockfield is currently making debt service payments while in negotiations. Shell is presently paying rent that exceeds market rates for the area. Shell is unlikely to exercise its renewal option without renegotiating the rental downward to market rates and may make no decision with respect to renewal before the Stockfield loan matures. These factors are likely to hinder Stockfield Associates Limited Partnership ("Stockfield"), the owner of the property which secures the Stockfield loan, in its ability to obtain refinancing. As a result, the Partnership decided in 1993 to cease accruing interest on the Stockfield loan.

         Due to the uncertainty associated with the ultimate collectibility of the Stockfield loan, an additional allowance for loan losses in the amount of $2,106,000 was established in March 1995, which reduced the carrying value of the loan to $2,340,260.

         West Palm loan

         A second mortgage loan in the original principal amount of $9,200,000 was made to West Palm Associates Limited Partnership ("West Palm"), a privately syndicated limited partnership sponsored by Integrated. The loan is secured by a 582 unit apartment complex known as the West Palm and is located in Los Angeles, California. The first mortgage is held by John Hancock Life Insurance Company ("Hancock").

         The first mortgage matured in December 31, 1995, since which time, West Palm has been engaged in extensive negotiations with Hancock in an effort to obtain a long term restructuring. Hancock was unwilling to modify the first mortgage and on July 1, 1996, declared the mortgage to be in default, and informed West Palm that it would immediately seek the appointment of a receiver and begin foreclosure proceedings. As a result, on July 2, 1996, West Palm filed for protection under Chapter 11 of the United States Bankruptcy Code. West Palm is currently attempting to restructure the Hancock Mortgage and the Partnership's second mortgage. Although the Bankruptcy protection enables West Palm to avoid an imminent foreclosure, there can be no assurance that West Palm will be able to successfully restructure its debt service obligations on either mortgage. The Partnership had reserved the entire carrying value of the West Palm loan in 1993. The Partnership is currently preparing a proof of claim for all outstanding principal, accrued interest, prepayment penalties, additional interest and all other costs and obligations of West Palm to the Partnership.

4     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Information with respect to the Partnership's investments in mortgage loans is as follows:

                                                                                                                         Date
                                            Interest     Compound            Loan                   Maturity         Prepayment is
          Description                         Rate        Period             Date                     Date            Permissable
          -----------                         ----        ------             ----                     ----            -----------
        Office Buildings
        Berkeley Western (n)                 14.50%       Annual         December 20, 1985         (n)                (n)
            Berkeley, CA
        Stockfield Associates (b)(c)         14.50%       Annual         April 1, 1986          March 31, 1998     April 1, 1996
            Bakersfield, CA
        San Diego Associates (e)             13.40%       Monthly        June 10, 1987             (e)                (e)
            San Diego, CA
        Airport Center (g) (l)               13.46%       Monthly        January 1, 1988           (l)                (l)
            Los Angeles, CA
        Clovine (h)                          13.46%       Monthly        January 1, 1988           (h)                (h)
            Cincinnati, OH
        Research Triangle (d)(o)             13.675%      Monthly        January 1, 1988           (f)                (f)
            Raleigh Durham, NC
        Lenox Towers (m)                     13.46%       Monthly        August 26, 1988           (m)                (m)
            Atlanta, GA

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

                                                                                                From Inception through
                                                Mortgage                       Mortgage              June 30, 1996
                                                 Amount          Purchased     Placement      Income               Write
          Description                           Advanced         Interest       Fee         Recognized             Off
          -----------                           --------         --------       ---         ----------             ---
        Office Buildings                      $  2,250,000     $    94,079  $    137,483         -           $ (2,481,562)
        Berkeley Western (n)
            Berkeley, CA
        Stockfield Associates (b)(c)             4,200,000         137,142       254,378        89,000               -
            Bakersfield, CA
        San Diego Associates (e)
            San Diego, CA                        4,200,000         100,049       252,198       140,543         (4,692,790)
        Airport Center (g) (l)
            Los Angeles, CA
        Clovine (h)                              6,500,000               -       381,232            -          (6,881,232)
            Cincinnati, OH
        Research Triangle (d)(o)                 5,000,000               -       293,255     1,471,041         (6,764,296)
            Raleigh Durham, NC
        Lenox Towers (m)                         3,000,000               -       175,953     2,068,560               -
            Atlanta, GA

        Shopping Centers                         6,045,832               -       354,594         -             (6,400,426)
        Big Valley Associates (d)
            Wilmington, DE                         975,000               -        57,185     1,069,479               -
        B.P. Associates (g)
            Brentwood, TN                        1,900,000               -       111,437        69,693         (2,081,130)
        Boram (j)
            Shreveport, LA                       6,900,000               -       404,692       863,769         (8,168,461)
        Park Place (k)
            Memphis, TN                          3,030,000               -       177,713         -             (3,207,713)

                                                                                   Contractual
                                                       Carrying value               Balance (a)
                                                  June 30,      December 31,  June 30,      December 31,
          Description                              1996             1995        1996             1995
          -----------                              ----             ----        ----             ----
        Office Buildings
        Berkeley Western (n)                         -              -              -            (n)
            Berkeley, CA
        Stockfield Associates (b)(c             4,680,520      4,680,520      16,893,888    15,751,877
            Bakersfield, CA
        San Diego Associates (e)                     -              -             (e)           (e)
            San Diego, CA
        Airport Center (g) (l)                       -              -             (l)           (l)
            Los Angeles, CA
        Clovine (h)                                  -              -             (h)           (h)
            Cincinnati, OH
        Research Triangle (d)(o)                5,244,513     5,244,513           (f)           (f)
            Raleigh Durham, NC
        Lenox Towers (m)                             -              -             (m)           (m)
            Atlanta, GA

        Shopping Centers
        Big Valley Associates (d)               2,101,664     2,101,664       3,026,388      2,831,314
            Wilmington, DE
        B.P. Associates (g)                          -              -             (g)          (g)
            Brentwood, TN
        Boram (j)                                    -              -             (j)          (j)
            Shreveport, LA
        Park Place (k)                               -              -             (k)          (k)
            Memphis, TN

4     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Information with respect to the Partnership's investments in mortgage loans is as follows:

                                                                                                                         Date
                                            Interest     Compound            Loan                   Maturity         Prepayment is
          Description                         Rate        Period             Date                     Date            Permissable
          -----------                         ----        ------             ----                     ----            -----------
        Residential
        West Palm (c)                        13.46%       Monthly       June 16, 1988           July 1, 2000       July 1, 1997
            Los Angeles, CA
        Bellekirk Associates (f)             14.25%       Annual        September 3, 1987              (f)             (f)
            Seattle, WA

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

        Less Allowance for Loan Losses
        Net carrying value

                                                                                                   From Inception through
                                              Mortgage                             Mortgage            June 30, 1996
                                               Amount          Purchased          Placement        Income            Write
          Description                         Advanced         Interest              Fee         Recognized           Off
          -----------                         --------         --------              ---         ----------           ---
        Residential
        West Palm (c)                          9,200,000             -              539,589             -              -
            Los Angeles, CA
        Bellekirk Associates (f)                   -                 -                  -               -              -
            Seattle, WA

        Industrial/Commercial
        Tri-State (b) (c)                      1,800,000             -               105,572          57,950           -
            Kentucky, Nebraska,
            Pennsylvania
        Southern Inns, (i)                     4,000,000             -               234,604            -         (4,234,604)
            North and South
            Carolina, Virginia
                                             ------------     -----------       ------------     ------------   ------------
                                             $ 59,000,832     $   331,270       $  3,479,885     $  5,830,035   $(44,912,214)
                                             ============     ===========       ============     ============   =============

                                                                                         Contractual
                                                         Carrying value                  Balance (a)
                                                  June 30,      December 31,     June 30,          December 31,
          Description                              1996             1995           1996                1995
          -----------                              ----             ----           ----                ----
        Residential
        West Palm (c)                             9,739,589      9,739,589      27,858,908         25,198,003
            Los Angeles, CA
        Bellekirk Associates (f)                       -              -              -                   -
            Seattle, WA

        Industrial/Commercial
        Tri-State (b) (c)                         1,963,522      1,963,522       5,446,280          4,926,086
            Kentucky, Nebraska,
            Pennsylvania
        Southern Inns, (i)                             -              -              (i)                 (i)
            North and South
            Carolina, Virginia

                                               ------------   ------------    ------------       ------------
                                               $ 23,729,808   $ 23,729,808    $ 53,225,464       $ 48,707,280
                                                                              ============       ============
                                                 18,976,460     18,976,460
                                               ------------   ------------
                                               $  4,753,348   $  4,753,348
                                               ============  ============

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

(f) This loan was prepaid on July 2, 1992. The Partnership recognized income of $866,498.

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

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         A summary of mortgage activity is as follows:

                                                      June 30, 1996                                   December 31, 1995
                                        ----------------------------------------     ----------------------------------------------
                                        Investment      Interest                       Investment       Interest
                                         Method          Method          Total           Method           Total             Total
                                     ------------    ------------    ------------    ------------     ------------     ------------
Opening balance .................    $  2,340,260    $  2,413,088    $  4,753,348    $  4,446,494     $  6,978,868     $ 11,425,362
Provision for loan losses .......            --              --              --        (2,106,234)      (4,565,780)      (6,672,014)
                                     ------------    ------------    ------------    ------------     ------------     ------------

Ending balance ..................    $  2,340,260    $  2,413,088    $  4,753,348    $  2,340,260     $  2,413,088     $  4,753,348
                                     ============    ============    ============    ============     ============     ============


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

         A summary of the Partnership's real estate is as follows:

                                                    June 30,         December 31,
                                                     1996                1995
                                                 -----------        -----------
Land .....................................           444,700        $   444,700
Buildings and improvements ...............         3,531,652          3,531,652
                                                 -----------        -----------
                                                   3,976,352          3,976,352
Less: accumulated depreciation ...........          (282,536)          (238,536)
                                                 -----------        -----------

                                                 $ 3,693,816        $ 3,737,816
                                                 ===========        ===========

         The land, building and improvements are pledged to collateralize the mortgage loan payable.

6        MORTGAGE LOAN PAYABLE

         In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note secured by a first mortgage on the hotel property. The mortgage note has a current balance of $3,602,608 at June 30, 1996. Interest rates on the loan are adjustable every five years with a current interest rate of 9.49% effective through April 1, 1997. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan requires monthly payments of interest and principal. Interest expense for the three months ended June 30, 1996 amounted to $85,715. The loan is held by the Resolution Trust Company and the lender is permitted to accelerate the note as of

         April 1, 1997, and thereafter with six months notice. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

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

         On July 19, 1995, the Court approved the B&S Litigation and approved a form of notice (the "Notice") concerning such proposed settlement. In response to the Notice, approximately 1.1% of the limited partners of the three HEP Partnerships requested exclusion and 15 limited partners filed written objections to the settlement. The California Department of Corporations also sent a letter to the Court opposing the settlement. Five objecting limited partners, represented by two law firms, also made motions to intervene so they could participate more directly in the action. The motions to intervene were granted by the Court on September 14, 1995.

         In October and November 1995, the attorneys for the plaintiffs-intervenors conducted extensive discovery. At the same time, there were continuing negotiations concerning possible revisions to the proposed settlement.

         On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint

         HEP Action (continued)

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

         On February 8, 1996, at a hearing on preliminary approval of the revised settlement, the Court determined that in light of renewed objections to the settlement by the California Department of Corporations, the Court would appoint a securities litigation expert to evaluate the settlement. On May 8, 1996, the expert submitted a report stating that he was unable to conclude that the revised settlement as proposed is fair, reasonable and adequate, and recommending that the revised settlement be restructured in certain respects. On May 28, 1996, at a hearing in connection with the expert's report, the Court ordered the parties to brief certain valuation issues, the requisite consents required from limited partners to approve the Revised Exchange and the applicability of exemptions from the California securities law. A hearing on the issues the Court had ordered the parties to brief was held on July 9, 1996. On July 18, 1996, the Court preliminary approved the proposed, revised settlement of the B&S Litigation, and made a preliminary finding that the proposed revised settlement is fair, adequate and reasonable to the class, and that a settlement class should also be conditionally certified. The Court also set a hearing for August 19, 1996 to settle the form and method of notice to limited partners regarding the proposed, revised settlement. If the final approval of the settlement is granted by the Court, a solicitation statement concerning the settlement and the reorganization would be sent to all HEP limited partners. The reorganization of the HEP Partnerships cannot be consummated unless a majority of the limited partners in the HEP Partnerships affirmatively vote to approve it.

         It is impossible to predict what financial exposure the Administrative General Partner will have, if any, as a result of this litigation or its indirect effect on the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership invested 100% of the net proceeds of its public offering in zero coupon junior Mortgage Loans secured by properties owned principally by privately syndicated limited partnerships originally sponsored by affiliates of the General Partners. The public offering commenced on January 21, 1986, and the Partnership had its initial admission of limited partners on March 28, 1986. The offering terminated on May 1, 1987 at which time the Partnership had accepted subscriptions for 330,004 Units (including ten Units owned by the initial limited partner) for aggregate gross proceeds of $82,501,000. This amount includes $2,475,030 of evaluation fees paid in accordance with the Partnership Agreement and $4,125,000 of mortgage placement fees. As of August 1988, the Partnership had invested 100% of the net proceeds in sixteen mortgage loans, one of which was prepaid in
         November 1989 and a second of which was prepaid in July 1992. On December 31, 1991, January 13, 1993, January 13, 1994, April 5, 1994
         and July 27, 1995 the senior mortgage lenders on properties securing five of the Partnership's investments foreclosed on the properties securing their loans and the Partnership lost its entire investment in each of the respective loans. Also, in December 1992, the BP loan was converted to equity participation certificates pursuant to the borrower's bankruptcy plan of reorganization. On April 1, 1993 the Partnership foreclosed and assumed ownership of the Richmond Comfort Inn, located in Richmond, Virginia. The Richmond property foreclosure and acquisition were part of a restructuring agreement associated with the Southern Inns loan. In July 1993 the Boram loan, through a settlement agreement, was converted to an equity participation in the future sale of the property. In November 1994, the Berkeley loan was restructured to convert the Partnership's original investment to a new $550,000 loan and an equity participation in the future sale of the property. In August 1995, the Research Triangle loan was exchanged for a 20% participation interest in the net wrap cash flow of the Senior Wrap loan. Because the Partnership's loans are zero-coupon loans, the Partnership receives no current cash flow from such investments.

         The Partnership uses working capital reserves provided from the proceeds of its public offering and any undistributed cash from temporary investments and from pre-payments as its primary source of liquidity. As of June 30, 1996, the Partnership's working capital reserves amounted to approximately $4,100,000. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses in taking legal action or lending additional funds to protect its interest in certain of the mortgage loans on properties which are currently experiencing difficulties. The Partnership's cash flow from operation of its hotel property is anticipated to be sufficient to meet such property's capital expenditure needs in 1996. In February 1996, the Partnership paid $86,827 which represented payment of the mortgage servicing fee related to the Research Triangle loan. In March 1995, the Partnership paid $75,919, $69,118, $29,219 and $137,918 which represented payment of the mortgage servicing fee on the Berkeley Western, Southern Inns, BP Shopping Center and Boram loans, respectively. In September 1995, the Partnership paid $175,423 representing the mortgage servicing fee associated with the Airport Center loan.

         The Partnership may use its working capital reserves in the future for similar payments relating to loans, the collateral for which has been foreclosed by senior lenders. The Partnership does not anticipate making any distributions until such time as the existing mortgage loans mature or are prepaid. Working capital reserves are temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The borrower under the West Palm loan is experiencing cash flow problems and has filed for protection under Chapter 11 of the United States Bankruptcy Code. If as a result of these events an eventual foreclosure should occur, the Partnership does not have sufficient capital to bid at a foreclosure. This would result in a total loss of the Partnership's investment in that particular mortgage if the amount bid at the foreclosure by the successful bidder is the amount of the first mortgage holder's lien. Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

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

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each mortgage in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the properties or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1996. No allowances were recorded for the three months ended June 30, 1996 or 1995. A $5,412,000 allowance was recorded for the Stockfield, Research Triangle and Big Valley loans for the quarter ended March 31, 1995. A $1,260,000 allowance was recorded on the Research Triangle loan for the quarter ended September 30, 1995. See
         Note 4 to the Financial Statements.

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

         Results of operations

         The Partnership experienced net income for the six months ended June 30, 1996 compared with a net loss for the same period in the prior year primarily due to the allowance for loan losses recorded during 1995 as discussed above. Net income increased for the three months ended June 30, 1996 compared with the same period in the prior year, primarily due to an increase in revenue offset by a slight increase in costs and expenses.

         For both the six months and three months ended June 30, 1996 compared with 1995, revenues increased primarily due to an increase in other income partially offset by a decrease in operating income. Other income increased due to the interest income received during 1996 in connection with the Research Triangle participation interest, which began in August 1995. Operating income decreased as a result of decreased occupancy at the Richmond Comfort Inn.

         For the six months ended June 30, 1996 compared with the same period in the prior year, costs and expenses decreased. This decrease was primarily due to an allowance for loan losses recorded during 1995. In addition, there was a decrease in mortgage servicing fees, general and administrative expenses, and operating expenses. Mortgage servicing fees decreased as a result of the payment fees in March 1995 and in February 1996 related to several mortgages, thus eliminating interest accumulating on the deferred fees. General and administrative expenses decreased as a result of a decrease in payroll costs. Operating expenses decreased proportionately with the decrease in operating income.

         For the three months ended June 30, 1996 compared with the same period in the prior year, costs and expenses increased. The increase was primarily due to an increase in operating expenses partially offset by decreases in general and administrative expenses and mortgage servicing fees. Operating expenses increased due to an increase in marketing and general and administrative expenses related to Richmond Comfort Inn. General and administrative expenses decreased due to a decrease in payroll costs. Mortgage servicing fees decreased as a result of the payment of fees in March 1995 and in February 1996 related to several mortgages, thus eliminating interest accumulating on the deferred fees.

         Inflation has not had a material impact on the Partnership's operations or financial position during the last two years and is not expected to have a material impact in the future.

         Legal Proceedings

         For a discussion of Legal Proceedings, please see Note 7 ("Commitments and Contingencies") to the Financial Statements.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

(a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 7 which is herein incorporated by reference.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:   None.

(b)      Reports on Form 8-K:     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            RESOURCES ACCRUED MORTGAGE
                                            INVESTORS L.P. - SERIES 86

                                            By:  Resources Capital Corp.
                                                 Administrative General Partner




Dated:     August 14, 1996                  By:    /s/ Joseph Jacobs
                                                   -----------------
                                                   Joseph Jacobs
                                                   President
                                                  (Duly Authorized Officer)



Dated:     August 14, 1996                  By:   /s/ Jay L. Maymudes
                                                  -------------------
                                                  Jay L. Maymudes
                                                  Vice President, Secretary and
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)