Form 10-Q
period 1996-09-30
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 1996-11-14
CIK 779231

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

                         FORM 10-Q - SEPTEMBER 30, 1996



                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - September 30, 1996 and December 31, 1995


         STATEMENTS OF  OPERATIONS - For the three months  ended  September  30,
               1996 and 1995 and the nine months  ended  September  30, 1996 and
               1995


         STATEMENT OF PARTNERS' EQUITY - For the nine months ended September 30,
               1996

         STATEMENTS OF CASH FLOWS - For the nine months ended September 30, 1996 and 1995


         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1  - LEGAL PROCEEDINGS

      ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS



              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS



                                                         September 30,      December 31,
                                                              1996             1995
                                                          ------------    ------------
ASSETS

     Investments in mortgage loans (net of an allowance
        for loan losses of $18,976,460) ...............   $  4,753,348    $  4,753,348
     Cash and cash equivalents ........................      4,113,432       4,035,754
     Real estate - net ................................      3,671,594       3,737,816
      Other assets.....................................         47,229          38,842
                                                          ------------    ------------
                                                          $ 12,585,603    $ 12,565,760
                                                          ============    ============


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Mortgage loan payable ............................   $  3,586,854    $  3,633,032
     Due to affiliates ................................      2,060,527       2,167,220
     Accounts payable and accrued expenses ............        303,130         208,745
                                                          ------------    ------------
            Total liabilities .........................      5,950,511       6,008,997
                                                          ------------    ------------

Commitments and contingencies

Partners' equity
     Limited partners' equity (330,004 units issued
        and outstanding) ..............................     10,427,439      10,353,026
     General partners' deficit ........................     (3,792,347)     (3,796,263)
                                                          ------------    ------------
            Total partners' equity ....................      6,635,092       6,556,763
                                                          ------------    ------------
                                                          $ 12,585,603    $ 12,565,760
                                                          ============    ============

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF OPERATIONS



                                                    For the three months ended    For the nine months ended
                                                            September 30,                  September 30,
                                                    --------------------------    --------------------------
                                                         1996           1995           1996           1995
                                                    -----------    -----------    -----------    -----------
Revenues
     Operating income ...........................   $   494,836    $   482,762    $ 1,359,418    $ 1,361,567
     Other income ...............................        64,316         25,421        138,915         49,371
     Short-term investment interest .............        48,104         60,907        143,354        154,268
                                                    -----------    -----------    -----------    -----------
                                                        607,256        569,090      1,641,687      1,565,206
                                                    -----------    -----------    -----------    -----------

Costs and expenses
     Operating expenses .........................       295,988        275,960        821,607        805,760
     Interest expense ...........................        85,348         86,769        257,139        261,303
     General and administrative expenses ........        74,656         91,701        225,250        286,102
     Asset management fees ......................        38,713         41,583        123,868        123,214
     Mortgage servicing fees ....................        23,663         29,464         69,272         98,863
     Depreciation expense .......................        22,222         22,007         66,222         66,018
     Provision for loan losses ..................          --        1,260,000           --        6,672,014
                                                    -----------    -----------    -----------    -----------
                                                        540,590      1,807,484      1,563,358      8,313,274
                                                    -----------    -----------    -----------    -----------
Net income (loss) ...............................   $    66,666    $(1,238,394)   $    78,329    $(6,748,068)
                                                    ===========    ===========    ===========    ===========

Net income (loss) attributable to
     Limited partners ...........................   $    63,333    $(1,176,474)   $    74,413    $(6,410,665)
     General partners ...........................         3,333        (61,920)         3,916       (337,403)
                                                    -----------    -----------    -----------    -----------
                                                    $    66,666    $(1,238,394)   $    78,329    $(6,748,068)
                                                    ===========    ===========    ===========    ===========


Net income (loss) per unit of limited partnership
     interest (330,004 units outstanding) .......   $      0.19    $     (3.57)   $      0.22    $    (19.43)
                                                    ===========    ===========    ===========    ===========


              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          STATEMENT OF PARTNERS' EQUITY


                                          General        Limited        Total
                                         Partners'      Partners'     Partners'
                                          Deficit         Equity        Equity
                                        -----------    -----------   -----------
Balance, January 1, 1996 ............   $(3,796,263)   $10,353,026   $ 6,556,763

Net income for the nine months ended
    September 30, 1996 ..............         3,916         74,413        78,329
                                        -----------    -----------   -----------
Balance, September 30, 1996 .........   $(3,792,347)   $10,427,439   $ 6,635,092
                                        ===========    ===========   ===========


              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                                                      For the nine months ended
                                                                             September 30,
                                                                      --------------------------
                                                                           1996          1995
                                                                      -----------    -----------
 INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS
Cash flows from operating activities
     Net income (loss) ............................................   $    78,329    $(6,748,068)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities
            Depreciation ..........................................        66,222         66,018
            Deferred asset management and
                mortgage servicing fees, net of
                payments made .....................................      (106,693)      (265,520)
            Provision for loan losses .............................          --        6,672,014
     Changes in assets and liabilities
        Other assets ..............................................        (8,387)       (12,452)
        Accounts payable and accrued expenses .....................        94,385         55,124
                                                                      -----------    -----------

                Net cash provided by (used in) operating activities       123,856       (232,884)
                                                                      -----------    -----------

Cash flows from investing activities
     Additions to real estate .....................................          --          (11,878)
                                                                      -----------    -----------
Cash flows from financing activities
     Principal payments on mortgage loan payable ..................       (46,178)       (46,490)
                                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents ..............        77,678       (291,252)


Cash and cash equivalents, beginning of period ....................     4,035,754      4,241,885
                                                                      -----------    -----------

Cash and cash equivalents, end of period ..........................   $ 4,113,432    $ 3,950,633
                                                                      ===========    ===========

Supplemental disclosure of cash flow information
     Interest paid ................................................   $   257,139    $   261,303
                                                                      ===========    ===========

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS



1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investor L.P. - Series 86 (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1996.

         The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent years and such provisions could be material.

         An allowance for loan losses was not recorded for the three months ended September 30, 1996. An allowance was recorded for the three months ended September 30, 1995 (see Note 4).

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

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Because the determination of both net realizable value and fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of September 30, 1996. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by management. Inevitably, unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from our estimate and the variances may be material. The Partnership may provide additional losses in subsequent years if the real estate market or local economic conditions change and such write-downs could be material.

         A write-down for impairment was not recorded for the three months ended September 30, 1996 or 1995.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, RAM Funding, Inc., and the Administrative General Partner, Resources Capital Corp. are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation, also a wholly owned subsidiary of Presidio. The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may in the future, be in direct competition with the Partnership. Wexford Management LLC ("Wexford"), a company controlled by certain officers and directors of Presidio, performs management and administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. During the three and nine months ended September 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $16,123 and $46,445, respectively. Wexford is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The  Administrative  General  Partner is  entitled  to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement"). Payment of the asset management fee is deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $38,713 and $41,583, including accrued interest of $38,544 and $37,852 for the three months ended September 30, 1996 and 1995, respectively.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         The Administrative General Partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $23,663 and $29,464, including accrued interest of $13,468 and $17,541 for the three months ended September 30, 1996 and 1995, respectively.

         In March 1995, the Administrative General Partner was paid $75,919, $69,118, $29,219 and $137,918, which represented the mortgage servicing fees previously accrued and associated with the Berkeley Western, Southern Inns, Brentwood Place and Boram Loans, respectively. In September 1995, the Administrative General Partner was paid $175,423, which represented the mortgage servicing fee previously accrued with the LAX loan. In February 1996, the Administrative General Partner was paid $86,827 which represented the mortgage servicing fee previously accrued for the Research Triangle Loan. In August 1996, the Administrative General Partner was paid $134,953 and $78,054, which represented the asset management fee previously accrued and associated with the Lenox and Tri-State loans, respectively.

         Amounts due to affiliates for asset management and mortgage servicing fees, consist of the following:

                                                  September 30,     December 31,
                                                      1996               1995
                                                   ----------         ----------
Asset management fee .....................         $1,508,340         $1,597,478
Mortgage servicing fee ...................            552,187            569,742
                                                   ----------         ----------

                                                   $2,060,527         $2,167,220
                                                   ==========         ==========

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the Administrative General Partner, 0.1% to the Investment General Partner, and 0.1% to the Associate General Partner. For the three months ended September 30, 1996 and 1995 the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income (loss) of $3,199, $67 and $67 and $(59,444), $(1,238) and
         $(1,238), respectively.

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

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

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

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

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

                                                                                            From Inception through
                                          Mortgage                      Mortgage                 Sept. 30, 1996
                                           Amount       Purchased      Placement      Income          Write
          Description                     Advanced       Interest        Fee         Recognized        Off           Reserves
          -----------                     --------        --------       ---         ----------        ---           --------
Office Buildings
Berkeley Western (n)                    2,250,000         $94,079     $ 137,483     $    -       $ (2,481,562)      $     -
     Berkely, CA
Stockfield Associates (b) (c)           4,200,000         137,142       254,378        89,000           -            (2,340,260)
     Bakersfield, CA
San Diego Associates (e)                4,200,000         100,049       252,198       140,543      (4,692,790)             -
     San Diego, CA
Airport Center (g) (l)                   6,500,000           -          381,232          -         (6,881,232)             -
     Los Angeles, CA
Clovine (h)                             5,000,000            -          293,255     1,471,041      (6,764,296)             -
     Cincinnati, OH
Research Triangle (d) (o)               3,000,000            -          175,953     2,068,560           -            (3,882,257)
     Raleigh Durham, NC
Lenox Towers (m)                        6,045,832            -          354,594          -         (6,400,426)             -
     Atlanta, GA

Shopping Centers
Big Valley Associates (d)
     Wilmington, DE                       975,000            -           57,185     1,069,479           -            (1,050,832)
B.P. Associates (g)
     Brentwood, TN                      1,900,000            -          111,437        69,693     (2,081,130)              -
Boram (j)
     Shreveport, LA                     6,900,000            -          404,692       863,769     (8,168,461)              -
Park Place (k)
     Memphis, TN                        3,030,000            -          177,713          -        (3,207,713)              -


                                                                                       Contractual
                                                        Carrying value                  Balance (a)
                                                  Sept. 30,        Dec. 31,      Sept. 30,        Dec. 31,
          Description                               1996             1995         1996             1995
          -----------                               ----             ----         ----             ----
Office Buildings
Berkeley Western (n)                            $     -           $    -              (n)           (n)
     Berkely, CA
Stockfield Associates (b) (c)                    2,340,260         2,340,260      17,464,893    15,751,877
     Bakersfield, CA
San Diego Associates (e)
     San Diego, CA                                    -                -              (e)           (e)
Airport Center (g
     Los Angeles, CA                                  -                -              (l)           (l)
Clovine (h)
     Cincinnati, OH                                   -                -              (h)           (h)
Research Triangle (d) (o)
     Raleigh Durham, NC
Lenox Towers (m)                                 1,362,256         1,362,256          (f)           (f)
     Atlanta, GA
                                                      -                -              (m)           (m)
Shopping Centers
Big Valley Associates (d)
     Wilmington, DE                              1,050,832         1,050,832       3,128,908     2,831,314
B.P. Associates (g)
     Brentwood, TN                                    -                -              (g)           (g)
Boram (j)
     Shreveport, LA                                   -               -               (j)           (j)
Park Place (k)
     Memphis, TN                                      -               -               (k)           (k)

                                                                                                                         Date
                                            Interest     Compound            Loan                   Maturity         Prepayment is
          Description                         Rate        Period             Date                     Date            Permissable
          -----------                         ----        ------             ----                     ----            -----------
Residential
West Palm (c)                                13.46%        Monthly       June 16, 1988          July 1, 2000       July 1, 1997
     Los Angeles, CA
Belekirk Associates (f)                      14.25%        Annual        September 3,1987           (f)                (f)
     Seattle, WA

Industrial/Commercial
Tri-State (b) (c)                            13.46%        Monthly       June 22, 1988          June 30, 2000     July 1, 1997
     Kentucky, Nebraska, Pennsylvania
Southern Inns, (i)                           13.46%        Monthly       June 29, 1988              (i)                (i)
     North and South Carolina, Virginia


                                                                                               From Inception through
                                          Mortgage                        Mortgage                  Sept. 30, 1996
                                           Amount         Purchased       Placement      Income          Write
          Description                     Advanced         Interest        Fee         Recognized        Off           Reserves
          -----------                     --------         --------        ---         ----------        ---           --------
Residential
West Palm (c)                            $  9,200,000      $  -         $  539,589     $    -         $     -         $ (9,739,589)
   Los Angeles, CA
Belekirk Associates (f)                     1,000,000         -             58,651       866,498       (1,925,149)            -
   Seattle, WA

Industrial/Commercial
Tri-State (b) (c)                           1,800,000         -            105,572        57,950           -           (1,963,522)
   Kentucky, Nebraska, Pennsylvania
Southern Inns, (i)                          4,000,000         -            234,604          -          (4,234,604)           -
   North and South Carolina, Virginia
                                         ------------      --------     ----------     ----------     ------------    ------------
                                         $ 60,000,832      $331,270     $3,538,536     $6,696,533     $(46,837,363)   $(18,976,460)

                                                                                    Contractual
                                                     Carrying value                  Balance (a)
                                               Sept. 30,        Dec. 31,      Sept. 30,        Dec. 31,
          Description                             1996           1995         1996             1995
          -----------                               ----         ----         ----             ----
Residential
West Palm (c)                                  $  -               $  -            $27,858,908   $25,198,003
   Los Angeles, CA
Belekirk Associates (f)                           -                  -                 -            -
   Seattle, WA

Industrial/Commercial
Tri-State (b) (c)                                 -                  -              5,446,280    4,926,086
   Kentucky, Nebraska, Pennsylvania
Southern Inns, (i)                                -                  -                (i)          (i)
   North and South Carolina, Virginia
                                                4,753,348           4,753,348      53,898,989   48,707,280

Less Allowance for Loan Losses

Net carrying value

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

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         A summary of mortgage activity is as follows:


                                                   September 30, 1996                              December 31, 1995
                                    ---------------------------------------------   -----------------------------------------------
                                      Investment        Interest       Investment      Interest
                                         Method           Method          Total          Method            Total            Total
                                     ------------    ------------    ------------    ------------     ------------     ------------
Opening balance .................    $  2,340,260    $  2,413,088    $  4,753,348    $  4,446,494     $  6,978,868     $ 11,425,362
Provision for loan losses .......            --              --              --        (2,106,234)      (4,565,780)      (6,672,014)
                                     ------------    ------------    ------------    ------------     ------------     ------------

  Ending balance ................    $  2,340,260    $  2,413,088    $  4,753,348    $  2,340,260     $  2,413,088     $  4,753,348
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

         A summary of the Partnership's real estate is as follows:

                                                 September 30,      December 31,
                                                     1996               1995
                                                 -----------        -----------
Land .....................................       $   444,700        $   444,700
Buildings and improvements ...............         3,531,652          3,531,652
                                                 -----------        -----------
                                                   3,976,352          3,976,352
Less: accumulated depreciation ...........          (304,758)          (238,536)
                                                 -----------        -----------

                                                 $ 3,671,594        $ 3,737,816
                                                 ===========        ===========

         The land, building and improvements are pledged to collateralize the mortgage loan payable.

6        MORTGAGE LOAN PAYABLE

         In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note secured by a first mortgage on the hotel property. The mortgage note has a current balance of $3,586,854 at September 30, 1996. Interest rates on the loan are adjustable every five years with a current interest rate of 9.49% effective through April 1, 1997. The interest rate on the loan is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan requires monthly payments of interest and principal. Interest expense for the three months ended September 30, 1996 amounted to $85,348. The loan is held by the Resolution Trust Company and the lender is permitted to accelerate the note as of April 1, 1997, and thereafter with nine months notice. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

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

         At a hearing on October 23, 1996, the Court stated that it wished to consider late-filed briefs from certain objectors which were filed up to and including the date of the hearing. On November 4, 1996, the Court issued an order seeking comment on the final version of the settlement from the California Department of Corporations and additional information from the plaintiffs. The Court requested a response within 17 days of its order. Upon final approval of the settlement by the Court the Consent Solicitation Statement concerning the Revised Exchange would be sent to all HEP limited partners. There would be at least a 60 day solicitation period and a reorganization of the HEP Partnerships cannot be consummated unless a majority of the limited partners in the HEP Partnerships affirmatively vote to approve it.

         It is impossible to predict what financial exposure the Administrative General Partner will have, if any, as a result of this litigation, or its indirect effect on the Partnership.

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

         The Partnership uses working capital reserves provided from the proceeds of its public offering and any undistributed cash from temporary investments and from pre-payments as its primary source of liquidity. As of September 30, 1996, the Partnership's working capital reserves amounted to approximately $4,100,000. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses in taking legal action or lending additional funds to protect its interest in certain of the mortgage loans on properties which are currently experiencing difficulties. The Partnership's cash flow from operation of its hotel property is anticipated to be sufficient to meet such property's capital expenditure needs in 1996. In February 1996, the Partnership paid $86,827 to the Administrative General Partner, which represented payment of the mortgage servicing fee related to the Research Triangle loan. In March 1995, the Partnership paid $75,919, $69,118, $29,219 and $137,918 which represented payment of the mortgage servicing fee on the Berkeley Western, Southern Inns, BP Shopping Center and Boram loans, respectively. In September 1995, the Partnership paid $175,423 representing the mortgage servicing fee associated with the Airport Center loan. In August 1996, the Partnership paid $134,953 and $78,054 which represented the asset management fee associated with the Lenox and Tri-State loans, respectively.

         The Partnership may use its working capital reserves in the future for similar payments relating to loans, the collateral for which has been foreclosed by senior lenders. The Partnership does not anticipate making any distributions until such time as the existing mortgage loans mature or are prepaid. Working capital reserves are temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The borrower under the West Palm loan is experiencing cash flow problems and has filed for protection under Chapter 11 of the United States Bankruptcy Code. If as a result of these events an eventual foreclosure should occur, the Partnership does not have sufficient capital to bid at a foreclosure. This would result in a total loss of the Partnership's investment in that particular mortgage if the amount bid at the foreclosure by the successful bidder is the amount of the first mortgage holder's lien. Except as discussed above, and in Note 4 to the financial statements, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

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

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each mortgage in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the properties or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1996. No allowance was recorded for the three months ended September 30, 1996. A $5,412,000 allowance was recorded for the Stockfield, Research Triangle and Big Valley loans for the quarter ended March 31, 1995. A $1,260,000 allowance was recorded on the Research Triangle loan for the quarter ended September 30, 1995. See
         Note 4 to the Financial Statements.

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

         Results of operations

         The Partnership experienced net income for the three and nine months ended September 30, 1996 compared with a net loss for the same periods in the prior year primarily due to the allowance for loan losses recorded during 1995 as discussed above.

         For both the nine months and three months ended September 30, 1996 compared with 1995, revenues increased primarily due to an increase in other income. Other income increased due to the interest income received during 1996 on the Research Triangle participation interest, which began in August 1995 and the receipt of approximately $55,000 in August 1996, in settlement of a claim against Integrated relating to the Boram Loan.

         For the nine and three months ended September 30, 1996 compared with the same period in the prior year, costs and expenses decreased primarily as a result of the allowance for loan losses recorded during 1995. In addition, there was a decrease in mortgage servicing fees and general and administrative expenses partially offset by an increase in operating expenses. Mortgage servicing fees decreased as a result of the payment of fees in March 1995 and in February 1996 related to several mortgages, thus eliminating interest accumulating on the deferred fees. General and administrative expenses decreased as a result of a decrease in payroll costs. Operating expenses increased due to an increase in marketing and general and administrative expenses related to the Richmond Comfort Inn.

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



                                         RESOURCES ACCRUED MORTGAGE
                                         INVESTORS L.P. - SERIES 86

                                         By:      Resources Capital Corp.
                                                  Administrative General Partner




Dated:     November 14, 1996             By:      /s/ Joseph Jacobs
                                                  -----------------
                                                  Joseph Jacobs
                                                  President
                                                  (Duly Authorized Officer)



Dated:     November 14, 1996             By:      /s/ Jay L. Maymudes
                                                  -------------------
                                                  Jay L. Maymudes
                                                  Vice President, Secretary and
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)