Form 10-K
period 1996-12-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 1997-03-31
CIK 779231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


          For the fiscal year ended December 31, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-15724

           RESOURCES ACCRUED MORTGAGE INVESTORS L.P. -- Series 86
           (Exact name of registrant as specified in its charter)

        Delaware                                             13-3294835
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

411 West Putnam Avenue, Greenwich, CT                         06830
(Address or principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code       203-862-7000

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
Title of Each Class                           which registered
-------------------                           ----------------
       None                                          None

           Securities registered pursuant to Section 12(g) of the Act:

              Units of Limited Partnership Interest, $250 per Unit
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.           Yes  [ X ]  No  [  ]


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                           Exhibit Index set forth on page IV-1.

PART I

Item 1.                        Business.
General

Registrant is a Delaware limited partnership formed as of September 25, 1985. RAM Funding, Inc., a Delaware corporation, is Registrant's investment general partner ("Investment General Partner") and is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). Resources Capital Corp., a Delaware corporation, is Registrant's administrative general partner ("Administrative General Partner") and is also a wholly-owned subsidiary of Presidio. RAM Funding Inc., and Resources Capital Corp., were until November 3, 1994 wholly owned subsidiaries of Integrated Resources Inc. ("Integrated"). On November 3, 1994, Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code, at which time, pursuant to such plan of reorganization, the newly formed Presidio purchased substantially all of Integrated's assets. The other General Partner of Registrant is Presidio AGP Corp., a Delaware corporation ("Presidio AGP"), which replaced as Associate General Partner Z Square G Partners II, a New York general partnership whose partners were formerly associated with Integrated. Presidio AGP is also a wholly-owned subsidiary of Presidio. (The Investment General Partner, Administrative General Partner and Associate General Partner are hereinafter collectively referred to as the "General Partners").

Effective with the consummation of Integrated's plan of reorganization, Presidio entered into a management and administrative agreement with Concurrency Management Corp. ("Concurrency"). Effective January 1, 1996, Wexford Management Corp. (formerly Concurrency) assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford").

In December 1994, Z Square G Partners II notified Registrant of its withdrawal as the Associate General Partner of Registrant. The withdrawal became effective, after 60 days prior written notice to Limited Partners, on February 28, 1995. Upon the effective date of such withdrawal, Presidio AGP became the Associate General Partner.

Registrant invested in "zero-coupon" junior mortgage loans ("Mortgage Loans") on properties owned or acquired principally by privately syndicated limited partnerships originally sponsored by Integrated. The Mortgage Loans generally had original terms of approximately twelve years (with a right to prepay with payment of a prepayment penalty between the eighth and ninth years and without penalty beginning in the tenth year) with all interest and principal due and payable at the maturity or prepayment of the Mortgage Loan.

Beginning January 21, 1986, Registrant offered 500,000 units of limited partnership interest (the "Units") pursuant to the Prospectus (the "Prospectus") of Registrant dated January 21, 1986, as supplemented by Supplements dated March 14, 1986, April 9, 1986, July 25, 1986, August 1, 1986, September 8, 1986,
October 29, 1986 and December 30, 1987 (collectively, the "Supplements"), which were filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933, as amended. The Prospectus was filed as part of Registrant's Registration Statement on Form S-11, Commission File No. 33-00836, as amended (the
"Registration Statement"). The offering terminated on May 1, 1987 with 329,994 Units having been sold (excluding the 10 Units sold to the initial limited partner) representing net proceeds of $78,582,310 (gross proceeds of $82,501,000 less organization and offering costs of $3,918,690). All underwriting and sales commissions were paid by Integrated or its affiliates and not by Registrant.

Investments of Registrant

Registrant originally invested 100% of its net proceeds in sixteen Mortgage Loans which aggregated $70,332,103, three of which, the 595 Madison Loan, the Bellekirk Loan and the Pace Loan, were prepaid on November 30, 1989, July 2, 1992 and January 23, 1997, respectively. In addition, Registrant has foreclosed on one Mortgage Loan, four Mortgage Loans have been converted to possible equity participations with BP Shopping Center's participation being paid on February 20, 1997, and Registrant has lost its entire investment in five Mortgage Loans as a result of foreclosures by senior lenders. A brief discussion of these events follows.

On December 31, 1991, the senior mortgage lender on one of Registrant's Mortgage Loans, the Century Park Loan, foreclosed on the property securing its loan, and Registrant lost its entire investment. In December 1992, the BP Loan was converted to an equity participation pursuant to the borrower's bankruptcy plan of reorganization and on February 20, 1997 Registrant was paid for this equity participation. On January 13, 1993, the senior mortgage lender on another of Registrant's investments, the Clovine Loan, foreclosed on the property securing its loan and Registrant lost its entire investment. On April 1, 1993, Registrant foreclosed on the Southern Inns Loan and assumed ownership of the Richmond Comfort Inn, located in Richmond, Virginia. In July 1993, the Boram Loan was converted to an equity participation in the future sale of the property pursuant to a settlement agreement. The first mortgage lender of the Boram Property was subsequently paid off at a discount and Registrant lost any potential recovery from its equity participation interest. On January 13, 1994 and April 5, 1994, the respective senior lenders associated with the Park Place and Lenox Loans, foreclosed on the respective properties securing such loans and Registrant lost its entire investment. In November 1994, the Berkeley Loan was restructured to convert the Registrant's original investment to a new $550,000 loan and an equity participation in the future sale of the property. In 1995 the Airport Center Loan was foreclosed upon by the senior lender and Registrant lost its entire investment and the RT Loan was exchanged for a 20% interest in the net wrap cash flow of the senior Wrap Mortgages. During 1996, the Pike Creek Loan was amended and reduced to $500,000 with interest to accrue at 7% per annum. In addition, an additional $330,000 was advanced to the Pike Creek borrower which bears interest at 12% per annum. In January 1997 the Pace Loan was prepaid in its entirety.

Current Investments

As of March 1, 1997, Registrant's investments consisted of two zero coupon Mortgage Loans (West Palm and Stockfield) in the original amounts of $13,537,142 including interest of $137,142 (all interest and principal is due and payable at maturity and there are no current payments on either of the Mortgage Loans), and equity participation interests in four properties (Berkley, Boram, Pike Creek and Research Triangle) which originally secured four other Mortgage Loans. In addition, Registrant owns a hotel as a result of the Southern Inns foreclosure. During 1996, the Pike Creek Loan was amended and reduced to $500,000 with interest to accrue at 7% per annum. In addition, $330,000 was advanced to the Pike Creek borrower which bears interest at 12% per annum. Set forth below is a description of the status of Registrant's current investments.

Berkeley Loan

A $2,250,000 (plus accrued interest) second mortgage loan (the "Berkeley Loan") to Berkeley Western Associates Limited Partnership ("BW Associates"), a private limited partnership sponsored by Integrated, was secured by an office building commonly known as the Great Western Savings Building located in Berkeley,

California (the "BW Property"). The BW Property consists of a thirteen-story office building, an adjacent six-level parking garage and the 1.31 acres of land underlying the building and garage located in downtown Berkeley. The land consists of two separate contiguous parcels, the larger one of which (approximately 46,100 square feet) is owned by BW Associates in fee simple and the smaller parcel (approximately 10,700 square feet) lies under a portion of the garage and is leased by BW Associates pursuant to a ground lease. The building contains approximately 120,300 square feet of office space, 13,000 square feet of retail space and 3,770 square feet of basement space. The garage contains parking space for 586 automobiles and approximately 9,400 square feet of retail space.

The Berkeley Loan originally bore interest at the rate of 14.5% compounded annually and was due December 31, 1997 at which time a balloon payment of $11,474,491, together with additional interest (as described below), if any, would be payable. The Berkeley Loan was allowed to be prepaid without penalty beginning January 1, 1996 and provided for the payment by BW Associates of additional interest reflecting a participation in the appreciation, if any, of the BW Property. The percentage of the additional interest in the appreciation of the property was 11%. The maximum annual compounded rate of interest, including additional interest with respect to the Berkeley Loan, was not to exceed 16.41%.

The total amount, including fees, allocated to the loan from the gross proceeds of Registrant's offering was $2,749,653.

The BW Property was also encumbered by a first mortgage loan in the amount of $14,750,000 originally held by Guaranty Federal Savings and Loan Association ("Guaranty Federal"). The first mortgage was to mature on January 1, 1996, bore interest at the rate of 12.25% per annum and was payable at the following pay rates: (i) for years 1 and 2, payments of interest only at the rate of 10.5% per annum; (ii) years 3 through 5, payments of interest only at the rate of 11.0%, 11.5% and 12.0% per annum, respectively; and (iii) years 6 through 10, payments of interest at 12.25% and principal payments based on a 30-year amortization schedule. At maturity, a balloon payment equal to approximately $15,000,275 would be due and payable.

BW Associates had been unable to make payments on its first mortgage since May 1989. Notices of default with respect to the first mortgage held by Guaranty Federal and the loan held by Registrant were issued shortly thereafter. Guaranty Federal was placed under receivership by the Federal Savings and Loan Insurance Corporation, which entity was subsequently absorbed by the Resolution Trust Company. Shortly thereafter, BW Associates, Guaranty Federal and Registrant entered into a cash flow arrangement whereby all cash flow from the property was placed into an escrow account to be drawn down for payment of capital improvements and asbestos abatement work only with the approval of Guaranty Federal. In May 1992, Guaranty Federal elected to pursue its default remedies under its first mortgage.

In January 1993, BW Associates filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The Bankruptcy Court entered a cash collateral order which permitted use of the cash flow from the BW Property to pay operating and other expenses pursuant to a court approved budget. On May 18, 1993, Registrant filed a Proof of Claim for all outstanding principal, accrued interest, prepayment penalties and other costs and obligations of BW Associates to Registrant. In September 1993, BW Associates and Guaranty Federal signed a Memorandum of Understanding to restructure the first mortgage loan. BW Associates has incorporated the Memorandum of Understanding into a plan of reorganization. The plan of reorganization (the "Plan") was confirmed by the Court on November 14, 1994. A copy of the Plan is on file with the bankruptcy court for the District of Connecticut. The Plan entitles Registrant to certain economic benefits after Guaranty Federal is repaid upon a sale or refinancing.

Some of the more relevant terms of the Plan are summarized as follows:

       Guaranty Federal, a first priority mortgage holder which was owed in excess of $22 million, consented to a claim of $10 million, the approximate current value of the BW Property which constitutes BW Associates major asset. A new promissory note (the "New Note"), in the principal sum of $10 million and secured by a first mortgage on the BW Property, supersedes the existing note.

       The New Note has a term of four years and requires payments of interest only at 5% per annum for the first two years, and 11% per annum for the latter two years.

       Upon repayment of all outstanding principal and interest of the New Note, all economic benefits (net sale proceeds, refinancing proceeds and distributable net cash flow) shall be apportioned as follows:

         a) The Registrant will receive a total and maximum priority distribution of $550,000 (inclusive of any previous priority distributions paid from net refinancing proceeds and from distributable net cash flow, if any). A non-interest bearing note for $550,000 replaced the original loan of $2,250,000 made by the Registrant to BW Associates.

         b) The next $6 million of proceeds will be allocated pari passu, 25% to Guaranty Federal, 44% to the Registrant, and 31% to BW Associates.

         c) Any additional amounts will be allocated pari passu, 12.5% to Guaranty Federal, 43.75% each to BW Associates and the Registrant.

The entire carrying value of $2,481,562 was written off by Registrant during 1990.

Stockfield Loan

A $4,200,000 (plus accrued interest) second mortgage loan (the "Stockfield Loan") to Stockfield Associates Limited Partnership ("Stockfield Associates"), a private limited partnership originally sponsored by Integrated, is secured by an office complex located in Bakersfield, California, consisting of a twelve-story, 193,830 square foot office building and related site improvements, and the 2.34 acres of land underlying the building (the "Stockfield Property").

The Stockfield Property is currently 100% occupied by two tenants. Shell California Production, Inc. ("Shell"), a division of Shell Oil Company, occupies a total of 186,420 square feet or approximately 96% of the building. Of this amount, 14,980 square feet is basement space. The lease expires in August 1999, and Shell has two five-year renewal options available at market rent. California Republic Bank occupies the remaining 7,410 square feet on the first floor. Its lease expires on August 1, 1998, and California Republic Bank has one five-year renewal option at market rent.

The Stockfield Loan bears interest at the rate of 14.5% per annum compounded annually and is due March 31, 1998 at which time a balloon payment of $21,326,281, together with additional interest (as described below), if any, will be payable.

The Stockfield Loan may be prepaid beginning after March 31, 1996 without penalty and provides for the payment by Stockfield Associates of additional interest reflecting a participation in the appreciation, if any, of the Stockfield Property. The percentage of the additional interest in the appreciation of the Stockfield Property is 10%. The maximum annual compounded rate of interest, including additional interest with respect to the Stockfield Loan, shall not exceed 14.79%.

The total amount, including fees, allocated to the loan from the gross proceeds of Registrant's offering was $5,087,556.

The Stockfield Property is also encumbered by a first mortgage in the amount of $29,030,000 held by Teacher's Annuity and Insurance Associates of America, which matured on April 1, 1996, bore interest at the rate of 11.75% per annum and was payable on a monthly basis, interest only, during the first five years. Stockfield Associates is currently negotiating an extension on the first mortgage while continuing to make debt service payments. It is not possible to predict if Stockfield Associates will be successful with the negotiations, or what effect, if any, this will have on Registrant. During the sixth through tenth years, monthly payments of interest and principal, based on a 30-year amortization schedule, are due, until maturity at which time a balloon payment equal to approximately $28,317,758 will be payable. The Stockfield Property is 96% occupied by Shell whose lease expires three years after the first mortgage loan matures and one year after the Stockfield Loan matures. Shell is paying rent that exceeds market rates for the area. Shell is unlikely to exercise its renewal option without renegotiating the rental downward to market rates and may make no decision with respect to renewal before the first mortgage and Stockfield Loan mature. These factors are likely to hinder Stockfield Associates' ability to obtain refinancing. As a result, Registrant decided in 1993 to cease accruing interest on the Stockfield Loan.

Due to the uncertainty associated with the ultimate collectibility of the Stockfield Loan, an additional reserve for loan losses was established for the quarter ended March 31, 1995, which reduced the carrying value of the Stockfield Loan to $2,340,260. In August 1995, the Registrant entered into an agreement with Stockfield Associates to restructure the Stockfield Loan (the "Stockfield Restructuring"). The Stockfield Restructuring is premised upon Stockfield Associates satisfying the following conditions (i) the existing lease with Shell must be replaced by a bond type net lease which extends the expiration date of the property lease, (ii) the first mortgage must be refinanced or restructured and (iii) the net present value of the cash flow available to Stockfield
Associates from the restructured lease after payment of debt service on the refinance/restructured first mortgage indebtedness (the "Net Cash Flow") must be equal to or greater than $8 million, using an annual discount factor of 8% without regard to the final residual value of the Stockfield Property. To date, these conditions have not been met and Stockfield Associates is in the process of negotiating an extension on the first mortgage.

Given the contingencies of the Stockfield Restructuring, the impact on the Registrant can not be determined at the present time. As such, management believes that no additional reserve is required for the year ended December 31, 1996.

Pike Creek Loan

Originally, a $975,000 third mortgage loan (the "Pike Creek Loan") to Big Valley Associates Limited Partnership ("Big Valley Associates"), a private limited partnership originally sponsored by Integrated, was secured by the Pike Creek Shopping Center located in Pike Creek Valley, Delaware, bore interest at 13.4% per annum compounded monthly, and was originally scheduled to mature on December 31, 1999 at which time a balloon payment equal to the entire principal balance plus accrued interest thereon (approximately $4,824,806), together with additional interest, if any, would have been payable.

The property securing the Pike Creek Loan is currently operating with positive cash flow and is meeting all debt service requirements. However, a second mortgage, which required no debt service payments until maturity, matured at the end of 1995. A first mortgage loan, which had a principal balance of approximately $12,850,000, matured on February 15, 1996.

Negotiations were being conducted during early 1996 to refinance or otherwise restructure the first and second mortgages. Based on an internal valuation, at that time, the likelihood of obtaining continued financing would have been difficult. Therefore, Registrant had determined that interest on this loan should not be accrued.

Due to the uncertainty associated with the ultimate collectibility of the Pike Creek Loan, an allowance for loan losses in the amount of $946,000 was established during March 1995, which reduced the carrying value of the Pike Creek Loan to $1,050,832.

In November 1996 this loan was amended and restated (the "Amended Note"). The Amended Note has a principal balance of $830,000 which is comprised of $500,000 of the original loan made by Registrant and $330,000 of new funds advanced by Registrant. The $500,000 portion of the Amended Note bears interest at 7% per annum and the $330,000 portion bears interest at 12% per annum, both compounded annually. The amendment was necessary in order to facilitate the refinancing of the first mortgage loan of Big Valley Associates which was in default. Additionally, it allowed for the satisfaction of the second mortgage loan. The $330,000 advanced to Big Valley Associates was used, in addition to funds provided by Big Valley Associates to satisfy its second mortgage loan payable. Both portions of the Amended Note will be serviced by a percentage of net cash flow from the property. Net cash flow is defined as the amount by which, in any calendar year, rent received by Big Valley Associates exceeds all costs and expenses incurred in connection with the property, including debt service. In addition, various provisions were made for Registrant to receive additional interest from Big Valley Associates upon the sale or refinancing of the property.

BP Loan

A $1,900,000 second mortgage loan (the "BP Loan") to BP Shopping Center Associates Limited Partnership ("BP Associates"), a private limited partnership originally sponsored by Integrated which was secured by the Brentwood Place Shopping Center, a 233,000 square foot shopping center located on 30 acres in Brentwood, Tennessee (the "Brentwood Property").

The total amount, including fees, allocated to the BP Loan from the gross proceeds of Registrant's offering was $2,228,739.

The Brentwood Property was also encumbered by a first mortgage in the amount of $16,162,338 held by The Northwestern Mutual Life Insurance Company ("Northwestern"). The first mortgage was schedule to mature on March 1, 1996 and accrued interest at the rate of 11.25% per annum.

Decreasing rental rates combined with several merchant failures led to cash flow problems at the Brentwood Property, which in turn caused BP Associates to default on its first mortgage debt service obligations in February, 1991.

BP Associates' continuing operating problems and its inability to restructure its existing financing led to BP Associates filing for protection under Chapter 11 of the Bankruptcy Code on May 16, 1991. In December 1992, a plan of reorganization (the "BP Plan") was approved by all creditor classes (including Registrant) and confirmed by the Bankruptcy Court.

Under the BP Plan, title and control of the Brentwood Property was transferred to Northwestern which had the right to hold the Brentwood Property or sell it. Registrant and certain other unsecured creditors received equity participation certificates, of which Registrant had a majority interest. Under the BP Plan, if Northwestern held the Brentwood Property for longer than 10 years and then sold it, the holders of the equity participation certificates would receive a portion of all excess proceeds from the ultimate sale of the Brentwood Property after Northwestern received a specified return. If Northwestern sold the Brentwood Property before holding it 10 years, Northwestern would pay the equity participation certificate holders the greater of the excess proceeds described in the preceding sentence or an alternate payment equal to a percentage of the net sales price. In February 1997, Registrant received $1,224,861 for its share of the equity participation certificate after the Brentwood Property was sold by Northwestern. In the 4th quarter of 1996, the Registrant recorded a recovery of prior loan losses to reflect this receipt. The full carrying value of the BP Loan had been previously written off for financial statement purposes.

Boram Loan

A $6,900,000 mortgage loan (the "Boram Loan") to Boram Corporation ("Boram"), formerly an affiliate of Integrated, is secured by a collateral assignment of the first and wraparound mortgages which were secured by a portion of the Pierre Bossier Mall, a 617,000 square foot enclosed shopping mall located on 79 acres in Bossier City, Louisiana (the "Bossier Property"). The encumbered portion of the Bossier Property, comprising 397,000 square feet, is owned by Bossier Plaza Associates ("Bossier Associates"), a private limited partnership originally sponsored by Integrated.

The Boram Loan accrued interest at 14.5% per annum compounded monthly and would have been due on February 29, 2000 at which time a balloon payment equal to the entire principal balance plus accrued interest thereon (approximately $35,274,804), together with additional interest (as described below) if any, would have been payable.

The Boram Loan was able to be prepaid beginning after February 28, 1995 and then could be prepaid, in whole only, provided that (i) from March 1, 1995 through February 29, 1996, such prepayment was accompanied by a prepayment penalty of $345,000, (ii) from March 1, 1996 through February 28, 1997, such prepayment was to be accompanied by a prepayment penalty of $207,000. The Boram Loan could have been prepaid without penalty beginning on March 1, 1997.

The Boram Loan provided for the payment by Boram of additional interest reflecting a participation in the appreciation, if any, of the Bossier Property. The percentage of the additional interest in the appreciation of the Bossier Property was 16.24%. The maximum annual compounded rate of interest, including additional interest with respect to the Boram Loan, was not to exceed 16.22%.

The total amount, including fees, allocated to the Boram Loan from the gross proceeds of Registrant's offering was $8,093,842.

Boram acquired the first mortgage, in the amount of $40,943,425, from Gram-Brent Corp. ("Gram-Brent"), a subsidiary of the Bank of New York ("BONY") in return for payment of $6,560,000 in cash and a note (the "Gram-Brent Note") in the amount of $25,600,000. The Gram-Brent Note was scheduled to mature 10 years from the date of the Boram Loan, accrued interest at 10% and was payable in fixed monthly payments based on a 30 year term. The Gram-Brent Note was secured by a first lien collateral assignment, which was senior to the second lien collateral assignment held by Registrant. In addition, there existed a wraparound mortgage in the amount of $50,079,240 held by Pierre Property Corporation ("Pierre"), formerly a wholly owned subsidiary of Integrated and the parent of Boram. The wraparound mortgage accrued interest at the rate of 12.5% per annum and was payable interest only to the extent of sufficient cash flow from the Bossier Property, with any balance accruing without interest. Provided all accrued and unpaid interest was paid, contingent interest would have been payable monthly, equal to 25% of the excess of the Bossier Property's net cash flow for the preceding month over $354,167. However, if the payments of contingent interest created an effective yield on the outstanding principal amount in excess of 17.5% per annum, such excess would have been applied as a reduction in principal. The second mortgage was a wraparound mortgage inclusive of and subordinate to the lien of the first mortgage. The second mortgage was scheduled to mature on December 1, 1998 and bore interest at the rate of 16.95% per annum payable, interest only, to the extent the Bossier Property generated sufficient cash flow, with the unpaid balance accruing without interest.

During the first quarter of 1993, Bossier Plaza Associates, L.P., the owner of the Bossier Property, exercised its right to utilize cash flow from operations to fund reserves for renovations which, in turn, eliminated any debt service payments to Pierre and Boram. As a result, Boram did not have any funds available to service its monthly fixed payment obligation to BONY. On April 21, 1993, Boram received a notice of default from BONY. In July 1993, Registrant, Boram, Pierre, and BONY entered into a settlement agreement. BONY is now the absolute owner and holder of the first mortgage and wrap mortgage. Upon BONY receiving any payments pursuant to its interest in the Bossier Property, the proceeds would be disbursed in the following order: (i) BONY will retain the first $25,000,000 or such lesser amount as may be outstanding on the Gram-Brent Note plus interest from December 12, 1992 to June 30, 1993 in the amount of $1,356,684 plus simple interest on the principal balance from July 1, 1993, at the rate of 10% per annum, (ii) BONY will retain the next $7,000,000 without interest, (iii) BONY shall pay to Boram $150,000 plus interest at 10% per annum,
(iv) BONY shall pay to the Registrant, to the extent that remaining funds are available, the amount, including accrued interest through June 30, 1993, of $14,329,460 plus interest from July 1, 1993 at 14.5% per annum, (v) BONY shall retain all excess proceeds available. In the event that the proceeds are derived from a sale of the Bossier Property or a foreclosure, then payments related to
(iii) and (iv) above will be reduced by 10% which would be retained by BONY. Since August 1991, Boram had been unable to make full debt service payments to

BONY. Hence, Registrant provided a reserve for its entire investment in the Boram Loan in 1991. Based on the settlement agreement, Registrant wrote off this investment for the year ended December 31, 1993. The first mortgage lender of the Boram Property was subsequently paid off at a discount and Registrant lost any potential recovery from its equity participation interest.

West Palm Loan

A $9,200,000 second mortgage loan (the "West Palm Loan") to West Palm Associates Limited Partnership ("West Palm Associates"), a private limited partnership originally sponsored by Integrated, is secured by a 582 unit apartment complex known as The West Palm located in Los Angeles, California (the "West Palm Property").

The West Palm Loan bears simple interest and varying rates that are the equivalent of 13.46% per annum compounded monthly and is due July 1, 2000, at which time a balloon payment of approximately $46,021,411, together with additional interest (as described below), if any, will be payable.

The West Palm Loan may not be prepaid, except in the event of a condemnation or casualty, until after July 1, 1997 and then may be prepaid, in whole only, without penalty.

The West Palm Loan provides for the payment by West Palm Associates of additional interest reflecting a participation in the appreciation, if any, of the West Palm Property. The percentage of the additional interest in the appreciation of the West Palm Property is 13.63%. The maximum annual compounded rate of interest, including additional interest, with respect to the West Palm Loan shall not exceed 16.29%.

The total amount, including fees, allocated to the West Palm Loan from the gross proceeds from Registrant's offering was $10,791,789.

The first mortgage matured in December 31, 1995, since which time West Palm had been engaged in extensive negotiations with the first mortgage holder (Hancock) in an effort to obtain a long term restructuring. Hancock was unwilling to modify the first mortgage and on July 1, 1996, declared the mortgage to be in default, and informed West Palm Associates that it would immediately seek the appointment of a receiver and begin foreclosure proceedings. As a result, on July 2, 1996, West Palm Associates filed for protection under Chapter 11 of the United States Bankruptcy Code. West Palm Associates is currently attempting to restructure the Hancock Mortgage and the West Palm Loan. Although the bankruptcy protection enables West Palm Associates to avoid an imminent foreclosure, there can be no assurance that West Palm Associates will be able to successfully restructure its debt service obligations on either mortgage. Registrant had reserved the entire carrying value of the West Palm Loan in 1993. Registrant filed a proof of claim for all outstanding principal, accrued interest, prepayment penalties, additional interest and all other costs and obligations of West Palm Associates to Registrant. However, it is unlikely that the Registrant will realize any proceeds on this investment.

Tri-State Loan

A $1,800,000 second mortgage loan (the "Tri-State Loan") to Tri-State Retail Associates Limited Partnership ("Tri-State Associates"), a private limited partnership originally sponsored by Integrated, secured by three second mortgages on three wholesale/retail mass merchandising warehouse buildings leased to Pace Membership Warehouses, Inc. ("Pace") and located in Omaha, Nebraska, Lexington, Kentucky, and Ross Township, Pennsylvania (the "Tri-State Properties").

The Tri-State Loan bore interest at 13.46% per annum compounded monthly and was due June 30, 2000, at which time a balloon payment of $8,998,152, together with additional interest (as described below), if any, would have been payable.

The total amount, including fees, allocated to the Tri-State Loan from the gross proceeds of Registrant's offering was $2,111,437.

Tri-State Associates was obligated under a first mortgage to Trans Ohio Savings Bank ("Trans-Ohio") secured by the Tri-State Properties, in the original principal amount of $10,650,000. The Tri-State Loan bore interest at 10.5% and originally matured on July 1, 1993. Tri-State Associates extended this loan for an additional 5 years at a lower interest rate of 8.10%. Lease revenue generated from the use of the Pace warehouses was used by Tri-State Associates to make payments under the first mortgage. K-Mart Corporation ("K-Mart"), the owner of Pace, has sold most of its Pace warehouse operations. Of the three warehouses owned by Tri-State Associates, one was sublet to Wal-Mart and the other two were closed.

The vacant Lexington, Kentucky store's lease obligation had been guaranteed by K-Mart, after Tri-State Associates agreed to limit increases in rent based on increases in the consumer price index. In addition, the Omaha, Nebraska lease had been assigned and rental obligations guaranteed by First Data Corporation. At that time there was a substantial risk that the Registrant would lose its entire investment in the Tri-State Loan at the time the first mortgage matured. The entire carrying value of the Tri-State Loan in the amount of $1,963,522 was reserved during 1993.

In June 1995 the Registrant entered into an agreement to restructure the Tri-State Loan. The agreement, among other things, set certain release prices for the three Tri-State Properties securing the Tri-State Loan, allowing Tri-State Associates to sell one property alone. The release prices were 43% for the Pennsylvania property, 33% for the Kentucky property and 24% for the Nebraska property. The Registrant would also be entitled to a 25% acceleration on the release prices for the first two properties that are sold.

The agreement also provided that Tri-State would not incur a prepayment penalty in the event of a prepayment. In addition, Registrant waived its right to receive additional interest (interest that represented a percentage of the increase in the value of the Tri-State Properties). The restructuring enabled Registrant to recoup all of its investment. In January 1997, Registrant received the full contractual balance of the Tri-State loan of approximately $5,700,000. In the 4th quarter of 1996, Registrant recorded a recovery of prior losses of $1,963,522 and recorded $3,673,614 of interest income to reflect the repayment of this loan.

RT Loan

Originally a $3,000,000 third mortgage loan (the "RT Loan") to Research Triangle Associates Limited Partnership ("RT Associates"), a private limited partnership originally sponsored by Integrated, was secured by seven leasehold mortgages on an office complex commonly known as Research Triangle Park (the "Complex") consisting of 16 office and commercial buildings of approximately 715,000 rentable square feet and a 200-room hotel located in Durham, North Carolina.

The RT Loan bore interest from and after January 1, 1988 at the rate of 13.675% per annum, compounded monthly and was due to mature on January 1, 1996 at which time a balloon payment of $8,858,190, plus additional interest, if any, would have been payable. As described below, during 1995, the RT Loan was exchanged for a 20% Participation Interest.

The RT Loan could not have been prepaid in whole or in part at any time, except in the event of a condemnation or casualty.

The RT Loan provided for the payment by RT Associates of additional interest in an amount equal to 3.3% of the appreciation, if any, of the Complex. The maximum annual compounded rate of interest, including additional interest, on the RT Loan, was not to exceed 16.22%.

The total amount, including fees, allocated to the RT Loan from the gross proceeds of Registrant's offering was $3,519,062.

The Complex is also encumbered by seven purchase money wraparound leasehold mortgages (the "Senior Wrap Mortgages") held by Teer Enterprises, Ltd. (an entity not affiliated with Integrated), with an aggregate outstanding principal balance of approximately $52,750,000. The Senior Wrap Mortgages bear interest at the rate of 11.875% per annum and matured on January 1, 1996. The Senior Wrap Mortgages are currently being negotiated to extend the maturity dates. While negotiations are in progress, RT continues to make all debt service payments. The Senior Wrap Mortgages are inclusive of and subordinate to seven first leasehold mortgages with a total approximate amount outstanding of $43,952,803.

The Complex is operating with positive cash flow and meeting all of its debt service requirements on the Senior Wrap Mortgages. The RT Loan and the Senior Wrap Mortgages matured January 1, 1996. Currently, a lease with IBM accounts for over 70% of the leased space at the Complex and was due to expire in 1997. Since refinancing would be difficult without a longer lease commitment from IBM, Registrant decided to cease accruing interest effective after the second quarter of 1993. Due to the uncertainty associated with the ultimate recoverability, an additional reserve for loan losses in the amount of $2,360,000 was established for the quarter ended March 31, 1995. During 1996, the IBM leases were extended for periods expiring in 2 to 5 years.

On August 1, 1995 (the "Closing Date"), the Registrant entered into a Loan Acquisition and Participation Agreement (the "Participation Agreement") with the owner of the Senior Wrap Mortgages ("Teer"), whereas the Registrant conveyed its interest in the RT loan to Teer in consideration of the grant of a RAM Participation Interest. The RAM Participation Interest is a twenty (20%) percent undivided interest in (a) the Wrap Cash Flow, which is all amounts received by Teer on account of the Senior Wrap Mortgages reduced by the sum of the Senior Loan Payments and the amount of all Reimbursable Expenses attributable to the Senior Wrap Mortgages and (b) the RAM Cash Flow, which is all amounts received by Teer under the RT Loan reduced by the amount of Reimbursable Expenses attributable to the RT Loan. Reimbursable Expenses are costs and expenses of Teer in connection with the performance of all obligations under the Participation Agreement: the collection and enforcement of the Senior Wrap Mortgages and the RT Loans, the preservation of the collateral, the filing and prosecution of a complaint with respect to any of the above matters, etc. Registrant granted Teer an option to purchase the RAM Participation Interest. Teer may exercise the purchase option at any time from the Closing Date of the agreement through third anniversary of the Closing Date. The Option Prices are as follows: (i) on or prior to the first anniversary, an amount equal to $1,750,000 (including cash payments made on account of the RAM Participation Interest during the period following the Closing Date) (ii) on or prior to the second anniversary, an amount equal to $2,200,000 (including cash payments made on account of the RAM Participation Interest after the first anniversary date)
(iii) on or prior to the third anniversary, an amount equal to $2,600,000 (including cash payments made on account of the RAM Participation Interest after the second anniversary date). Teer has not yet excercised its option to acquire the RAM Participation Interest.

As a result of this transaction and an analysis of the value of the Complex, it was determined that an additional allowance for loan losses was required for the RT Loan in the amount of $1,260,000 for the quarterly period ended September 30, 1995. The Complex was appraised in August 1995 and valued at $45,000,000. The Registrant's 20% interest in the excess of market value over the first mortgage amounted to approximately $1,360,000. The carrying value was approximately $2,620,000 resulting in a $1,260,000 provision.

Investments Recently Terminated

Airport Center Loan

A $6,500,000 second mortgage loan (the "Airport Center Loan") to Airport Center Associates Limited Partnership ("LAX"), a private limited partnership originally sponsored by Integrated, was secured by a second leasehold mortgage on LAX's leasehold interest in the Airport Center (formerly known as Integrated Resources Airport Center) located in Los Angeles, California, consisting of three buildings with 722,449 rentable square feet (the "Airport Property").

The original Airport Center Loan carried interest at varying simple rates equivalent to 13.46% per annum, compounded monthly from January 1, 1988 to January 31, 2000 at which time a balloon payment of $32,758,583, together with additional interest (as described below), if any, would have been due.

The Airport Center Loan provided for the payment by LAX of additional interest reflecting a participation in the appreciation, if any, of the Airport Property. The percentage of the additional interest in the appreciation of the Airport Property was 9.7%. The maximum annual effective compounded rate of interest, including additional interest with respect to the Airport Center Loan, was not to exceed 16.22%.

The total amount, including fees, allocated to the Airport Center Loan from the gross proceeds of Registrant's offering was $7,624,633.

The Airport Property was also encumbered by a first mortgage in the amount of $45,000,000 held by General Electric Capital Corporation ("GECC"). The first mortgage was to mature on December 31, 1995 along with interest at the rate of 3.1% per annum in excess of GECC's composite commercial paper rate.

The Airport Property experienced operating deficits due to market softness and capital upgrades required by new municipal codes, including the installation of sprinkler systems and tenant procurement costs. Under a separate, unsecured loan arrangement, Integrated advanced to LAX $6,300,000 to fund certain shortfalls.

On May 5, 1992, in accordance with the terms of a restructuring agreement, LAX filed for protection under Chapter 11 of the Bankruptcy Code in Los Angeles, California. On September 28, 1992, Registrant filed a proof of claim for all outstanding principal, accrued interest, prepayment penalties, additional interest and all other costs and obligations of LAX to Registrant. In December 1992, a plan of reorganization (the "LAX Plan") was approved by all classes of creditors including Registrant and was confirmed by the Bankruptcy Court. The terms of the LAX Plan entailed GECC advancing additional funds up to a maximum of $16,550,000 for improvements and tenant procurement costs. GECC further agreed to modify the interest rate on its loan as well as the pay rate.

Registrant was notified during the first quarter of 1995 that LAX had defaulted on its first mortgage obligation to GECC due to non-payment of debt service. Registrant previously had provided a reserve for its entire investment in the Airport Center Loan. In July 1995 the Airport Property was foreclosed and Registrant lost its entire investment in the Airport Center Loan.

In September 1995, Registrant paid the Administrative General Partner the mortgage servicing fee associated with the Airport Center Loan in the amount of $175,423 in accordance with the terms of the Prospectus.

Lenox Loan

A $6,045,832 second leasehold mortgage loan (the "Lenox Loan") to Lenox Towers Associates Limited Partnership ("Lenox Towers Associates"), a private limited partnership originally sponsored by Integrated secured by a leasehold mortgage on Lenox Towers I and Lenox Towers II located at 3390 and 3400 Peachtree Road, Atlanta, Georgia comprising a total area of 369,308 square feet (the "Lenox Property").

The Lenox Loan bore interest at 13.46% per annum compounded monthly and was due on August 31, 1999 at which time a balloon payment of $26,412,989, plus additional interest (as described below), if any, would have been payable.

The total amount, including fees, allocated to the Lenox Loan from the gross proceeds of Registrant's offering was $7,091,885.

The Lenox Property was also encumbered by a first leasehold mortgage in the amount of $24,500,000 held by the Prudential Insurance Co. ("Prudential"). The first leasehold mortgage matured in March 1994 and was payable, interest only, at the rate of 9.5% per annum.

Lenox Towers Associates' net operating income from the Lenox Property was supplemented by a third party cash flow guarantee for the three year period following the acquisition of the Lenox Property. This guarantee expired during the third quarter of 1991. The Lenox Property had been experiencing high vacancy levels with no immediate recovery in sight. Lenox Towers Associates had been attempting to negotiate a possible restructuring or modification of the first mortgage loan. However, they defaulted on the interest payment due February 1, 1994 and failed to cure the default. Prudential declared the entire principal balance and all accrued interest immediately due and payable. On February 25, 1994, Prudential's Petition for Appointment of Receiver was granted by the court. On April 5, 1994, Prudential foreclosed on the Lenox Property that collateralized its loan and the Registrant lost its entire investment in the Lenox Loan. On May 17, 1994, pursuant to the Prospectus, Registrant paid $107,394 to the Administrative General Partner representing the mortgage servicing fee on the Lenox Loan.

Park Place Loan

Until January 1994, Registrant held a $3,030,000 second mortgage loan (the "Park Place Loan") issued to Park Place Associates Limited Partnership ("PP Associates"), a private limited partnership originally sponsored by Integrated, that was secured by the Park Place Mall, a 170,000 square foot shopping center located in Memphis, Tennessee (the "Park Place Property"). The Park Place Loan carried interest at varying simple rates of interest that were the equivalent of 13.46% per annum compounded monthly and was originally due on February 29, 2000 at which time a balloon payment of $15,129,950, together with additional interest, if any, was to be paid.

The total amount, including fees, allocated to the Park Place Loan from the gross proceeds of Registrant's offering was $3,554,252.

The Park Place Property was also encumbered by a first mortgage loan in the amount of $11,000,000 held by American National Insurance Company ("American National"). The first mortgage loan was to mature March 1, 1998, accrued interest at the rate of 10.375% per annum and was payable on a monthly basis, interest only, during the first three years and interest and principal were to be amortized over a 25-year schedule payable monthly in the latter seven years. Upon maturity, a balloon payment of approximately $10,045,940 would have been payable.

PP Associates defaulted on its debt service obligation due to American National, in October 1991 as a result of cash flow problems brought about by the failures of several of the Park Place Property's tenants. On January 21, 1992, American National issued a Notice of Default and Acceleration to PP Associates. On February 28, 1992, PP Associates filed for protection under Chapter 11 of the Bankruptcy Code. Attempts by PP Associates to reach agreement with American National on terms of a plan of reorganization failed, prompting American National to file a motion in Bankruptcy Court seeking to dismiss PP Associates' Chapter 11 case. On November 2, 1993, the case was dismissed enabling American National to pursue its rights with respect to its seniority, including foreclosure. On January 13, 1994, American National obtained title to the Park Place Property through foreclosure and Registrant lost its entire investment in the Park Place Loan. On March 8, 1994, Registrant paid the Administrative General Partner the Mortgage Servicing Fee associated with the Park Place Loan in the amount of $57,077.

Southern Inns Loan

A $4,000,000 second mortgage loan (the "Southern Inns Loan") to Southern Inns Associates Limited Partnership ("Southern Inns Associates"), a private limited partnership originally sponsored by Integrated, that was secured by five properties located in North Carolina, one property located in Virginia and one property in South Carolina (the "Southern Inns Properties"). The Southern Inns Properties consisted of motels with a total of 939 rooms. Each of the Southern Inns Properties was subject to a separate first mortgage which was senior to the Southern Inns Loan. The senior mortgages were not cross collateralized.

The Southern Inns Loan accrued interest at the rate of 13.46% per annum compounded monthly and was originally due on June 30, 2000, at which time a balloon payment of $19,935,518, together with additional interest (as described below), if any, would have been due.

The total amount, including fees, allocated to the Southern Inns Loan from the gross proceeds of Registrant's offering was $4,692,082.

As a result of operational problems at the motels, six of the senior lenders commenced foreclosure action or issued notices of default and had receivers appointed on six of the seven Southern Inns Properties securing the Southern Inns Loan. All six of the Southern Inns Properties have been sold at foreclosure sales causing Southern Inns Associates to lose its entire collateral interest in these properties. Registrant reached an agreement with Southern Inns Associates with respect to the seventh Southern Inns Property, which is located in Richmond, Virginia, pursuant to which Registrant foreclosed on this property and acquired title on April 1, 1993, subject to the first mortgage. (See Note 6 to

Financial Statements.) Registrant also received an unconditional release from the guarantors of the first mortgages on the other six Southern Inns Properties with respect to certain superior liens they may have been entitled to on the Richmond Property. In connection with the foreclosure, Registrant obtained an appraisal indicating the value of the Richmond Property to be more than the value of the first mortgage. As part of the foreclosure, the Registrant was entitled to receive a portion of the excess cash flow from operations for the period prior to the foreclosure. As a result, Registrant received approximately $236,000 during the second quarter of 1993. This cash received was recorded as mortgage interest income in the statement of operations.

As of December 31, 1991, Registrant had a reserve established for its entire investment in the Southern Inns Loan. In connection with the above foreclosure, during 1993, Registrant wrote off its entire investment in the Southern Inns Loan.

Additional Information Regarding Investments

See table appearing on page I-14 for additional information with respect to the Mortgage Loans.

All interest and principal on the Mortgage Loans accrues and is payable upon the maturity or earlier prepayment of the loans. Interest on short-term investments accounted for 3.5%, 10% and 8.9% of Registrant's revenues (see Item 8, "Financial Statements and Supplementary Data") for the years ended December 31, 1996, 1995 and 1994, respectively.

The following table sets forth, as of March 1, 1997, the Mortgage Loans and current investments acquired or made by Registrant:


Property                                           Original        Date of   Date Loan                      % Base      Balance
Name/             Sq.            Type of         Principal of     Original   Acquired/      Maturity       Interest      due at
Location         Ft./Use         Investment         Loan            Loan    Restructured      Date          Rate       Maturity (1)
------------    --------         -----------        -----           -----   ------------      ----          ----       ------------

Great        146,470/(Office    Equity               N/A             N/A         N/A           N/A          N/A              N/A
Western      Retail)            Participation
Savings
Building
Berkeley,
CA

Stockfield   193,800/(Office)   Second            $4,200,000        4/86        8/95(2)       3/98         14.5(3)   $21,326,281 (5)
Corporate                       Mortgage
 Tower
Bakersfield,
CA

Pike Creek   232,000/(Retail)   Note Payable      $  830,000(6)    12/87       11/96         11/16          (6)                  (6)
Shopping                        and Equity
Center                          Participation
Mill
Creek, DE

Research     715,000/(Office,   Equity                 N/A           N/A          N/A          N/A          N/A            N/A
Triangle     Hotel, Retail)     Participation
 Park
Durham, NC

West Palm     582 units         Second Mortgage   $9,200,000        6/88        6/88          7/00        13.46(4)  $ 46,021,411 (5)
Los           Apartments
Angeles, CA  (Residential)
-----------
(1)    Includes principal and accrued interest,  but not any additional interest which may be payable.
(2)    The loan was  initially  funded by an  affiliate of  Integrated  and was, thereafter, acquired by Registrant at such affiliate's cost.
(3)    To  determine  the  balance  due  at  maturity,  interest  is  compounded annually.
(4)    To determine the balance due at maturity, interest is compounded monthly.
(5)    Various allowances for loan losses were required on these mortgage loans.
       See Note 4 to financial statements for a discussion.
(6)    Loan  restructured  in November  1996 to consist of a note payable in two portions  ($500,000  and  $330,000)  bearing  interest  at  7%  and  12%, respectively,  both compounded annually, and serviced by the cash flow of the property.

THIS TABLE SETS FORTH INFORMATION WITH RESPECT TO THE MORTGAGE LOANS AND CURRENT INVESTMENTS ACQUIRED OR MADE BY REGISTRANT. HOWEVER, PLEASE SEE PAGES I-2 THROUGH I-13 FOR A DISCUSSION OF ADVERSE CONDITIONS AFFECTING THE VALUE OF REGISTRANT'S INVESTMENT IN ITS MORTGAGE LOANS.

Competition

The properties which secure Registrant's mortgage loans may face competition from similar properties in the vicinity. To the extent such competition reduces the gross revenue from the operation of such properties, and/or decreases any appreciation in the value of such properties, such competition may reduce any contingent interest, principal or base interest otherwise paid to Registrant. In addition, Registrant would encounter competition should it sell its Mortgage Loans.

Because Presidio is the parent of other corporations in addition to the Investment and Administrative General Partners, such General Partners are or may become affiliated with other entities which are engaged in businesses that are, or may in the future be, in direct competition with Registrant.

Employees

Registrant does not have any employees. Certain services are currently performed by the General Partners and/or their affiliates for Registrant in connection with the servicing of the Mortgage Loans pursuant to a mortgage servicing agreement. In addition, Wexford currently performs accounting, secretarial, transfer and administrative services for Registrant and Registrant pays its pro rata portion of such services. Wexford also performs similar services for other affiliates of the General Partners.


Item 2.          Properties

On April 1, 1993, Registrant acquired title by foreclosure and assumed ownership responsibilities of a motel property, the Richmond Comfort Inn Executive Center, located in Richmond, Virginia which had been part of Registrant's collateral for the Southern Inns Loan. Registrant had originally loaned Southern Inns Associates $4,000,000 secured by seven properties, one of which was this motel. See Item 1, "Business -- Southern Inns Loan." Registrant acquired title by foreclosure to this property subject to a first mortgage. The Comfort Inn is a limited service motel situated on approximately 2.5 acres of land and it contains 123 guest rooms.


Item 3.          Legal Proceedings

For discussion of Legal Proceedings, please see Note 7 to the Financial Statements.


Item 4.          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5.          Market for Registrant's Common Securities and Related Security
                  Holder Matters

There is no established public trading market for the Units of Registrant.

There are certain restrictions set forth in the Partnership Agreement which may limit the ability of a limited partner to transfer units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency on for any other reason.

As of March 1, 1997, there were approximately 11,500 holders of Units of Registrant (including the initial limited partner), owning an aggregate of 330,004 Units.

On December 28, 1992, Registrant made a special distribution of $1,719,495 or $4.95 per Unit to holders of record as of October 1, 1992 that was paid from the proceeds of the prepayment of the Bellekirk Loan. The allocation between limited partners and general partners was $1,633,520 and $85,975, respectively. No distributions were made in 1993, 1994, 1995 or 1996. There are no material legal restrictions set forth in the Partnership Agreement upon Registrant's present or future ability to make distributions. However, no additional distributions are anticipated to be made prior to the maturity of the Mortgage Loans, except in the event of the prepayment of a Mortgage Loan, in as much as all payments due from borrowers under the Mortgage Loans are deferred and payable upon maturity or prepayment of the respective Mortgage Loans.

Item 6.                        Selected Financial Data

                                                            Year ended December 31,
                        ----------------------------------------------------------------------------------------------
                              1996                1995                1994               1993                1992
                        ----------------    ---------------     ---------------   ----------------    ----------------
Revenues                $ 5,764,309 (9)     $ 1,997,835 (8)     $ 1,858,087 (7)   $  2,233,474 (6)    $  2,157,028
Net Income (Loss)       $ 7,113,916 (10)    $(6,713,010)(5)     $  (239,929)      $(10,826,310)(3)    $  1,305,976 (4)
Net income (Loss)
Per Unit (1)            $     20.48 (10)    $    (19.33)(5)     $      (.69)      $     (31.17)(3)    $       3.76 (4)
Distribution Per Unit   $     -             $       -           $    -            $       -           $       4.95 (2)
                        -----------         -----------         -----------       ------------        ------------

At Year End:
Total Assets
Net of Reserves         $19,540,249         $12,565,760         $19,536,535       $ 19,702,236        $ 26,420,017
                        ===========         ===========         ===========       ============        ============
----------------
(1)    Calculated based upon the average number of Units outstanding

(2)    This distribution was made in December 1992.

(3) Net of a provision for loan losses of $11,186,231 or $32.20 per Unit for 1993.

(4)    Net of a provision for loan losses of $11,815 or $.03 per Unit for 1992.

(5) Net of a provision for loan losses of $6,672,014 or $19.21 per Unit for 1995.

(6) 1993 revenues include the gross revenues $1,259,316 of a motel operation for nine months and are not directly comparable with revenues in prior years, which consisted primarily of interest income.

(7) 1994 revenues include the gross revenues of $1,657,990 from a motel operation for 12 months and are not directly comparable with revenues in 1992, which consisted primarily of interest income.

(8) 1995 revenues include the gross revenues of $1,706,256 from a motel operation for 12 months and are not directly comparable with revenues in 1992 which consisted primarily of interest income.

(9) 1996 revenues include gross revenues of $1,712,325 from a motel operation for 12 months and mortgage interest income of ($3,681,789), and are not directly comparable with revenues in prior periods which consisted primarily of interest income (1992) and motel revenue and interest income
       1993 - 1995.

(10) Net of recovery of provisions for loan losses of $3,188,383 or $91.79 per Unit.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Registrant invested 100% of the net proceeds of its public offering in zero coupon junior Mortgage Loans secured by properties owned principally by privately syndicated limited partnerships sponsored by affiliates of Integrated. The public offering commenced on January 21, 1986, and Registrant had its initial admission of limited partners on March 28, 1986. The offering terminated on May 1, 1987 at which time Registrant had accepted subscriptions for 329,994 Units (exclusive of the ten Units owned by the initial limited partner) for aggregate gross proceeds of $82,501,000. This amount includes $2,475,030 of evaluation fees paid in accordance with the Partnership Agreement and $4,125,000 of mortgage placement fees. As of August 1988, Registrant had invested 100% of the net proceeds in sixteen Mortgage Loans, one of which was prepaid in November 1989 and a second of which was prepaid in July 1992. On December 31, 1991, January 13, 1993, January 13, 1994 and April 5, 1994 the senior mortgage lenders on properties securing four of Registrant's investments foreclosed on the properties securing their loans, and Registrant lost its entire investment in each of the respective loans. Also, in December 1992, the BP Loan was converted to equity participation certificates pursuant to the borrower's bankruptcy plan of reorganization. On April 1, 1993 Registrant foreclosed and assumed ownership of the Richmond Comfort Inn, located in Richmond, Virginia. The Richmond property foreclosure and acquisition were part of a restructuring agreement associated with the Southern Inns Loan. In July 1993, the Boram Loan, through a settlement agreement, was converted to an equity participation in the future sale of the property. The first mortgage lender of the Boram Property was subsequently paid off at a discount and Registrant lost any potential recovery from its equity participation interest. In November 1994, the Berkeley Loan was restructured to convert the Registrant's original investment to a new $550,000 loan and an equity participation in the future sale of the property. In July 1995, the senior lender of the Airport Center loan foreclosed and Registrant lost its entire investment. In August 1995, the Research Triangle loan was exchanged for a 20% participation interest in the net wrap cash flow of the Senior Wrap loan. In November 1996, the Big Valley loan was amended and restated. The amended note is comprised of $500,000 of the original loan and $330,000 of new funds advanced to Big Valley. Both portions of the note will be serviced by a percentage of net cash flow from the property, payable March 31st of each calendar year. In January 1997, Registrant received $5,693,199 which satisfied the Tri-State mortgage. In February 1997, Registrant received
$1,224,861 for an equity participation certificate relating to BP Shopping Center. Because Registrant's loans are zero-coupon loans, Registrant receives no current cash flow from such investments.

Registrant uses working capital reserves provided from the proceeds of its public offering, any undistributed cash from temporary investments plus any cash flow from the operation of its motel as its primary measure of liquidity. As of December 31, 1996 Registrant's working capital reserves equaled $3,769,000. Registrant may utilize its working capital reserves in the event Registrant incurs additional expenses in taking legal action or lending additional funds to protect its interest in certain of the mortgage loans on properties which are currently experiencing difficulties or to pay fees. Registrant's cash flow from the operation of its motel property is anticipated to be sufficient to meet such property's capital expenditure needs in 1997. In December 1993, Registrant paid the Clovine related deferred mortgage servicing fee to the Administrative General Partner in the amount of $75,028. On March 8, 1994, Registrant paid $57,077 to the Administrative General Partner representing the deferred mortgage servicing fee on its Park Place Loan. On May 17, 1994 Registrant paid $107,394 representing the deferred mortgage servicing fee on its Lenox Loan. In March 1995, Registrant paid $75,919, $69,118, $29,219 and $137,918 which represented the mortgage servicing fees associated with the Berkeley Western, Southern Inns, BP Shopping Center and Boram loans, respectively. In September 1995, Registrant paid $175,423 representing the mortgage servicing fee associated with the Airport Center loan. (See Notes to Financial Statements - Note 3).

Registrant may use its working capital reserves in the future to pay deferred fees relating to loans, the collateral for which has been foreclosed by senior lenders. Registrant determines on a quarterly basis whether distributions are warranted. Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of Registrant. As discussed more fully in the Notes to Financial Statements - Note 3, the borrower under the West Palm Loan is experiencing cash flow problems. If as a result of these cash flow problems an eventual foreclosure should occur, Registrant does not have sufficient capital to bid at a foreclosure. This would result in a total loss of Registrant's investment in that particular mortgage if the amount bid at the foreclosure by the successful bidder is the amount of the first mortgage holder's lien. Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

Real Estate Market

The real estate market continues to suffer from the effects of the recession which included a substantial decline in the market values of existing properties. Market values have begun to recover, and while the pace of new construction has slowed, high vacancy rates continue to exist in many areas. As a result of such decline, investors will not recover a significant portion of their original investment in Registrant.

Allowance for Loan Losses

Registrant invested principally in zero-coupon, non-recourse junior Mortgage Loans. Collection of amounts due on Registrant's Loans is solely dependent upon the sale or refinancing of collateral at amounts sufficient to satisfy Registrant's mortgage loans after payment of the senior mortgage notes owned by unaffiliated third parties.

An allowance for loan losses is established based upon a quarterly review of each mortgage in Registrant's portfolio. In performing this review, management considers the estimated net realizable value of the properties or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of December 31, 1996.

The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. Registrant may provide additional losses in subsequent years and such provisions could be material.

Certain of the properties,  as described in the Notes to Financial  Statements -
Note 4, to which Registrant has made loans are experiencing varying degrees of operating problems. In one case the first mortgage holder has agreed to a modification of their terms. Management has provided for some contingencies by establishing an allowance for loan losses on its entire investment in Mortgage Loans. In addition, during 1994, Management established a general reserve in the approximate amount of $601,300 which represented approximately 5% of the remaining mortgage portfolio at that time.

The property securing the Pike Creek Loan is currently operating with positive cash flow and is meeting all debt service requirements to date. However, the first mortgage matured on February 15, 1996 and the second mortgage matured on December 15, 1995. During 1996, Big Valley Associates was negotiating with the first mortgage lender to obtain permanent replacement debt. Based on internal valuations, the likelihood of Big Valley Associates obtaining continued financing at that time would be difficult. Based on this factor, the Registrant's management determined as of March 31, 1995, that an additional reserve in the amount of $946,000 was required. This reserve reduced the carrying value of the Pike Creek Loan to $1,050,832. In November 1996, the Pike Creek Loan was amended and restructured (See Note 4 to the Financial Statements).

While the property securing the RT Loan was operating with positive cash flow and meeting debt service requirements, the senior wrap mortgages and the RT Loan matured on January 1, 1996. In March 1995, the IBM lease, which by itself accounted for over 70% of the leased space at the property, was due to expire one year after the current debt matured. The Senior Wrap Mortgages are currently being negotiated to extend the maturity dates. While negotiations are in progress, RT Associates continues to make debt service payments. Since refinancing would be difficult without a longer lease commitment from IBM, the Registrant's management determined that as of March 31, 1995, an additional reserve in the amount of $2,360,000 was required which reduced the carrying value of the RT Loan to $2,622,257. In August 1995, the RT Loan was acquired by the senior wrap mortgage holders, with the Registrant obtaining a 20% participating interest (See Note 4 to the Financial Statements). As a result of this transaction and an analysis of the value of the investment, it was determined that a provision for loan losses was required for the quarter ended September 30, 1995 for the RT Loan in the amount of $1,260,000, reducing the carrying value to $1,362,256. During 1996, the IBM leases were extended for periods expiring between 2 and 5 years.

In addition, the property securing the Stockfield Loan is 96% occupied by Shell California Productions, Inc., whose lease expires in 1999. It is unlikely that Shell will exercise its renewal option with renegotiating the rental downward toward market rates. The first mortgage matured on April 1, 1996, and without a long-term commitment from Shell, refinancing will be difficult. Stockfield Associates is currently negotiating an extension of the first mortgage, while continuing to make debt service payments. However, for the previous listed reasons, and based upon the estimated fair value of the collateral, Registrant's management decided at March 31, 1995, to reserve an additional $2,106,000 on the Stockfield Loan, which reduced the carrying value to $2,340,260. No additional reserves were deemed necessary for the year ended December 31, 1996.

During 1996, the Registrant recorded recoveries of prior provisions for loan losses of $1,963,522 and $1,224,861 for the Tri-State and BP Loans, respectively. Additionally, the Registrant recorded $3,673,614 of interest income during 1996 with respect to the Tri-State Loan. All such amounts were received by the Registrant during the first quarter of 1997.

Results of Operations

1996 vs. 1995

The Registrant experienced net income for the year ended December 31, 1996 compared with a net loss in the prior year primarily due to the allowance for loan losses recorded during 1995 as discussed above, versus the recovery of the loan provision related to the Tri-State and BP Loans, and the mortgage interest income related to the Tri-State Loan recorded in 1996.

Revenues increased for the year ended December 31, 1996 compared to the same period in 1995, due to both the recovery of the loan provision related to the Tri-State and the BP Loans, and the recording of mortgage interest income related to the Tri-State Loan during 1996. The Tri-State Loan, which had previously been entirely reserved for, was satisfied in January 1997. The recovery of the loan provision was $1,963,522 and $3,673,614 in mortgage interest income was recognized for the year ended December 31, 1996. In addition, in February 1997, $1,224,861 was received which related to the BP loan equity participation certificates. The BP Loan had also previously been written-off, and as such this amount was recorded as a recovery of loan provision. Other income increased due to the interest income received during 1996 on the Research Triangle participation interest, which began in August 1995 and the receipt of approximately $55,000 in August 1996, in settlement of the Registrant's claim against Integrated related to the Boram Loan.

Costs and expenses decreased for the year ended December 31, 1996 when compared to the same period in 1995, primarily as a result of the allowance for loan losses that was taken in 1995. In addition, there was a decrease in mortgage servicing fees, and general and administrative expenses partially offset by an increase in operating expenses. Mortgage servicing fees decreased as a result of the payment of fees in March of 1995 and in February 1996 related to several mortgages, thus eliminating interest accumulating on the deferred fees. General and administrative expenses decreased as a result of a decrease in payroll costs.

1995 vs. 1994

Registrant had a net loss for the year ended December 31, 1995. The net loss was greater than the net loss in the prior year. This is due to a large increase in costs and expenses partially offset by a slight increase in revenues when compared with 1994.

Costs and expenses increased overall primarily due to an increase in the provision for loan losses, as previously discussed, partially offset by decreases in mortgage servicing fees and general and administrative expenses in 1995 versus 1994. Mortgage servicing fees decreased as a result of the payment of fees in 1995 associated with the Berkeley Western, Southern Inns, BP Shopping Center, Boram, and Airport Center, thus eliminating interest accumulating on the deferred fee. General and administrative expenses decreased primarily due to a decrease in payroll costs.

Revenue increased for the year ended December 31, 1995 as compared with 1994. The increase is due to an increase in short-term investment income, other income and income from operations. Income from operations increased due to the positive impact of the capital improvements made at the Richmond Comfort Inn. Other income increased due to an increase in transfer fees coupled with the receipt in 1995 of participation interest from the Research Triangle loan. Short term interest income increased due to an increase in interest rates in 1995 when compared to 1994.

Other Legal Proceedings

Legal Proceedings

On or about May 11, 1993, three public real estate partnerships (the "HEP Registrants") including High Equity Partners, L.P. - Series 86, in which the Administrative General Partner is also a General Partner, were advised of the existence of an action (the "HEP Action") filed in the Superior Court for the State of California for the County of Los Angeles, by Mark Erwin, Trustee, Mark Erwin Sales, Inc. Defined Benefit Plan; Nancy Cooper, Trustee of Nancy Cooper Individual Retirement Account; and Leonard Drescher, Trustee of Drescher Family Trust Account individually and purportedly on behalf of a class consisting of all of the purchasers of limited partnership interests in the HEP Registrants (the "Plaintiffs"). The HEP Action names as defendants the Administrative General Partner and several individuals who are general partners of the former Associate General Partner, among others.

On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint against the General Partners alleging, among other things, breach of fiduciary duties, breach of contract, and negligence.

On or about January 31, 1996, the parties to the HEP Action agreed upon a revised settlement, which would be significantly more favorable to the Plaintiffs than the previously proposed settlement. The revised settlement proposal, like the previous proposal, involves the reorganization of the HEP Registrant. Upon the effectuation of the revised settlement, the HEP Action would be dismissed with prejudice.

On July 18, 1996, the Court preliminarily approved the revised settlement. In August 1996, the Court approved the form and method of notice regarding the revised settlement which was sent to the HEP limited partners.

Only approximately 2.5% of the limited partners of the HEP Registrants elected to "opt out" of the revised settlement. Despite this, following the submission of additional briefs, the Court entered an order on January 14, 1997 rejecting the revised settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the Plaintiffs filed a motion seeking to have the Court reconsider its order. However, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the Plaintiffs' motion. Also at the February 24, 1997 hearing, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the revised settlement, granted the request of one of the Plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

In the event that there is no settlement of the remaining claims, the Administrative General Partner intends to vigorously contest such claims and have, along with the other defendants, previously filed a motion to dismiss the HEP Action, which is currently pending before the Superior Court. It is impossible at this time to predict what the defense of this lawsuit will cost the Administrative General Partner and whether such costs could adversely effect the Administrative General Partners' ability to perform its obligations to Registrant.

Item 8.              Financial Statements and Supplementary Data.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                    I N D E X



     Independent Auditor's Report

     Independent Auditors' Report


     Financial Statements - years ended
      December 31, 1996, 1995 and 1994

           Balance sheets

           Statements of operations

           Statement of partners' equity

           Statements of cash flows

           Notes to financial statements

     Financial statement schedules

           Schedule III

             Real Estate and Accumulated Depreciation

All other financial statement schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

To the Partners of
Resources Accrued Mortgage Investors L.P. - Series 86
Greenwich, Connecticut


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Resources Accrued Mortgage Investors L.P. - Series 86 (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors L.P. - Series 86 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in Note 4, the Partnership has provided for significant losses on its investments in mortgage loans. As discussed in Note 2, the determination of the allowance for loan losses is based upon projections of future economic events which are inherently subjective. Accordingly, the Partnership may provide for additional losses in subsequent years and such provisions could be material.



Hays & Company


February 24, 1997
New York, New York

INDEPENDENT AUDITORS' REPORT


To the Partners of
Resources Accrued Mortgage Investors L.P. - Series 86

We have audited the accompanying statements of operations, partners' equity and cash flows of Resources Accrued Mortgage Investors L.P. - Series 86 (a Delaware limited partnership) for the year ended December 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14(a)2 as it relates to the year ended December 31, 1994. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Resources Accrued Mortgage Investors L.P. - Series 86 for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in Note 4, the Partnership provided for significant losses on its investments in mortgage loans in 1993. As disclosed in Note 2, the determination of the allowance for loan losses is based upon projections of future economic events which are inherently subjective.





March 16, 1995

Deloitte & Touche

                           RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                               BALANCE SHEETS



                                                                                     December 31,
                                                                             -----------------------------
                                                                                  1996             1995
                                                                             ------------     ------------
ASSETS

     Investments in mortgage loans (net of an allowance
         for loan losses of $17,012,938 and $18,976,460) ................    $ 11,953,520     $  4,753,348
     Cash and cash equivalents ..........................................       3,769,118        4,035,754
     Real estate - net ..................................................       3,730,284        3,737,816
     Other assets .......................................................          87,327           38,842
                                                                             ------------     ------------
                                                                             $ 19,540,249     $ 12,565,760
                                                                             ============     ============


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Mortgage loan payable ..............................................    $  3,570,723     $  3,633,032
     Due to affiliates ..................................................       2,123,481        2,167,220
     Accounts payable and accrued expenses ..............................         175,366          208,745
                                                                             ------------     ------------

         Total liabilities ..............................................       5,869,570        6,008,997
                                                                             ------------     ------------

Commitments and contingencies (Notes 3, 4, 6 and 7 )

Partners' equity
     Limited partners' equity (330,004 units issued
         and outstanding) ...............................................      17,111,246       10,353,026
     General partners' deficit ..........................................      (3,440,567)      (3,796,263)
                                                                             ------------     ------------

         Total partners' equity .........................................      13,670,679        6,556,763
                                                                             ------------     ------------

                                                                             $ 19,540,249     $ 12,565,760
                                                                             ============     ============


                                    See notes to financial statements.

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     STATEMENTS OF OPERATIONS


                                                                 Year ended December 31,
                                                      -------------------------------------------
                                                          1996            1995            1994
                                                      -----------     -----------     -----------
Revenues

     Mortgage loan interest income ...............    $ 3,681,789     $      --       $      --
     Operating income - real estate ..............      1,712,325       1,706,256       1,657,990
     Other income ................................        167,319          88,502          34,718
     Short-term investment interest ..............        202,876         203,077         165,379
                                                      -----------     -----------     -----------
                                                        5,764,309       1,997,835       1,858,087
                                                      -----------     -----------     -----------

Costs and expenses
     (Recovery of) provision for loan losses .....     (3,188,383)      6,672,014            --
     Operating expenses - real estate ............        958,418         982,438         972,454
     Mortgage loan interest expense ..............        342,110         347,730         353,088
     General and administrative expenses .........        192,836         330,727         359,684
     Asset management fees .......................        162,567         165,023         153,730
     Mortgage servicing fees .....................         93,527         124,829         171,302
     Depreciation expense ........................         89,318          88,084          87,758
                                                      -----------     -----------     -----------

                                                       (1,349,607)      8,710,845       2,098,016
                                                      -----------     -----------     -----------

Net income (loss) ................................    $ 7,113,916     $(6,713,010)    $  (239,929)
                                                      ===========     ===========     ===========

Net income (loss) attributable to
     Limited partners ............................    $ 6,758,220     $(6,377,359)    $  (227,933)
     General partners ............................        355,696        (335,651)        (11,996)
                                                      -----------     -----------     -----------

                                                      $ 7,113,916     $(6,713,010)    $  (239,929)
                                                      ===========     ===========     ===========


Net income (loss) per unit of  limited partnership
     interest (330,004 units outstanding) ........    $     20.48     $    (19.33)    $     (0.69)
                                                      ===========     ===========     ===========


                                See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          STATEMENT OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996




                                     General          Limited           Total
                                    Partners'        Partners'        Partners'
                                     Deficit         Equity            Equity
                                 ------------     ------------     ------------
Balance, January 1, 1994 ....    $ (3,448,616)    $ 16,958,318     $ 13,509,702

Net loss - 1994 .............         (11,996)        (227,933)        (239,929)
                                 ------------     ------------     ------------

Balance, December 31, 1994 ..      (3,460,612)      16,730,385       13,269,773

Net loss - 1995 .............        (335,651)      (6,377,359)      (6,713,010)
                                 ------------     ------------     ------------

Balance, December 31, 1995 ..      (3,796,263)      10,353,026        6,556,763

Net income - 1996 ...........         355,696        6,758,220        7,113,916
                                 ------------     ------------     ------------

Balance, December 31, 1996 ..    $ (3,440,567)    $ 17,111,246     $ 13,670,679
                                 ============     ============     ============

                       See notes to financial statements.

                            RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                           STATEMENTS OF CASH FLOWS



                                                                            Year ended December 31,
                                                                -------------------------------------------
                                                                    1996             1995           1994
                                                                -----------     -----------     -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income (loss) .....................................    $ 7,113,916     $(6,713,010)    $  (239,929)
     Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities
             Mortgage loan interest accrued ................     (3,681,789)           --              --
             (Recovery of) provision for loan losses .......     (3,188,383)      6,672,014            --
             Deferred asset management and
                mortgage servicing fees, net of
                payments made ..............................        (43,739)       (197,745)        160,561
             Depreciation expense ..........................         89,318          88,084          87,758
     Changes in assets and liabilities
         Other assets ......................................        (48,485)         21,197          17,985
         Accounts payable and accrued expenses .............        (33,379)          1,137         (39,251)
                                                                -----------     -----------     -----------
                Net cash provided by (used in)
                   operating activities ....................        207,459        (128,323)        (12,876)
                                                                -----------     -----------     -----------

Cash flows from investing activities
     Principal payments on mortgage loan payable ...........        (62,309)        (61,157)        (47,082)
     Additions to real estate ..............................        (81,786)        (16,651)        (71,884)
     Investment in mortgage loans ..........................       (330,000)           --              --
                                                                -----------     -----------     -----------

                Net cash used in investing activities ......       (474,095)        (77,808)       (118,966)


Net decrease in cash and cash equivalents ..................       (266,636)       (206,131)       (131,842)

Cash and cash equivalents, beginning of year ...............      4,035,754       4,241,885       4,373,727
                                                                -----------     -----------     -----------

Cash and cash equivalents, end of year .....................    $ 3,769,118     $ 4,035,754     $ 4,241,885
                                                                ===========     ===========     ===========

Supplemental disclosure of cash flow information
     Interest paid .........................................    $   342,110     $   347,730     $   353,088
                                                                ===========     ===========     ===========



                                     See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1       ORGANIZATION

       Resources Accrued Mortgage Investors L.P. - Series 86, a Delaware limited partnership (the "Partnership"), was formed in September 1985 under the Delaware Revised Uniform Limited Partnership Act for the purpose of investing primarily in nonrecourse, zero-coupon junior accrued interest mortgage loans on properties owned or acquired principally by privately and publicly syndicated limited partnerships sponsored by affiliates of Integrated Resources Inc. ("Integrated"), the former parent of the General Partners.

       Beginning on January 21, 1986, the Partnership offered 500,000 units of limited partnership interest (the "Units") pursuant to the Prospectus dated January 21, 1986 (the "Prospectus"), as supplemented by Supplements dated March 14, 1986, April 9, 1986, July 25, 1986, August 1, 1986,
       September 8, 1986, October 29, 1986 and December 30, 1987 (collectively, the "Supplements"), which were filed pursuant to Rules 424 (b) and 424
       (c) under the Securities Act of 1933, as amended. The Prospectus was filed as part of the Partnership's Registration Statement on Form S-11, Commission File No. 33-00836, as amended (the "Registration Statement"). The offering terminated on May 1, 1987 with 329,994 Units having been sold (excluding the 10 Units sold to the initial limited partner) representing net proceeds of $78,582,310 (gross proceeds of $82,501,000 less organization and offering costs of $3,918,690). All underwriting and sales commissions were paid by Integrated or its affiliates and not by the Partnership.

       The Partnership invested 100% of its net proceeds in sixteen mortgage loans, three of which were prepaid. The 595 Madison loan was prepaid on November 30, 1989, the Bellekirk loan was prepaid July 2, 1992 and the Tri-State loan was prepaid on January 28, 1997. In addition, on December 31, 1991, January 13, 1993, January 13, 1994, April 5, 1994 and July 26,
       1995, the senior mortgage lenders on properties securing five of the Partnership's loans foreclosed on the properties securing their loans, and the Partnership lost its entire investment in these loans. Also, in December 1992, the Brentwood Place loan was converted into equity participation certificates (on which the Partnership was paid approximately $1.2 million in 1997) pursuant to the borrower's bankruptcy Plan of Reorganization. On April 1, 1993 the Partnership foreclosed on the Southern Inns loan and assumed ownership of the Richmond Comfort Inn, located in Richmond, Virginia. The Richmond property foreclosure and acquisition were part of a restructuring agreement. In July 1993, the Boram loan was restructured and the Partnership received an equity participation in the future sale of the property. In November, 1994 the Berkeley Western loan was restructured to convert the Partnership's original investment to a new $550,000 loan and an equity participation in the future sale or refinancing of the property. In August 1995, the Research Triangle loan was restructured to convert the Partnership's original investment to a 20% cash flow participation. In November 1996, the Big Valley Loan was amended and reduced to $500,000 and an additional $330,000 was advanced to the Big Valley Associates.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

       Allowance for loan losses

       An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year end. Accordingly, the Partnership may provide additional losses in subsequent years and such provisions could be material.

       Depreciation

       Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to be 40 years. The original cost of the property, which was acquired through foreclosure, represented the carrying value of the first mortgage loan at the time of the foreclosure. Repairs and maintenance are charged to operations as incurred.

       Write-down for impairment

       The Partnership provides write-downs for impairment based upon a quarterly review of the real estate in its portfolio, when management believes that, based upon market analysis and appraisal reports, the investment in such real estate may not be recoverable.

       The initial test to determine if an impairment exists is to compute the recoverability of the asset based upon anticipated cash flows compared to the carrying value of the asset. If anticipated cash flows are insufficient to recover the carrying value of the asset, an impairment loss should be recognized and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

       The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent years and such provisions could be material.

       Financial statements

       The financial statements include only those assets, liabilities and results of operations which relate to the business of the Partnership.

       Cash and cash equivalents

       For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less to be cash equivalents.

       Principally all of the Partnership's cash and cash equivalents are held at one financial institution.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       Fair value of financial instruments

       The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents, investments in mortgage loans and a mortgage loan payable. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

       Net income (loss) per unit of limited partnership interest

       Net income (loss) per unit of limited partnership interest is computed based upon the number of units outstanding (330,004) for the years ended December 31, 1996, 1995 and 1994.

       Income taxes

       No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

       The income tax returns of the Partnership are subject to examination be federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income or losses, which changes could affect the income tax liability of the individual partners.

       Reclassifications

       Certain reclassifications have been made to the financial statements shown for the prior years in order to conform to the current year's classifications.

       Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

       The Investment General Partner of the Partnership, RAM Funding, Inc., and the Administrative General Partner, Resources Capital Corp. are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). RAM Funding, Inc. and Resources Capital Corp. were, until November 3, 1994, wholly-owned subsidiaries of Integrated. On November 3, 1994, Integrated

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

       consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code, at which time, pursuant to such plan of reorganization, the newly formed Presidio purchased substantially all of Integrated's assets. As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation, which replaced Z Square G Partners II, a New York general partnership comprised of a general partnership and individuals who were all former officers, directors and significant shareholders of Integrated. Presidio AGP is also a wholly owned subsidiary of Presidio. The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may in the future, be in direct competition with the Partnership.

       Wexford Management Corp. had been engaged to perform management and administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. Wexford Management Corp. was engaged to perform similar services for other similar entities that may be in competition with the Partnership. Effective January 1, 1996, Wexford Management Corp., formerly Concurrency Management Corp., assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford"). During 1996, amounts paid to Wexford for management and administrative services amounted to $36,799.

       Subject to the rights of the Limited Partners under the Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement"), Presidio will control the Partnership through its indirect ownership of all of the shares of the Administrative, Investment and, as of February 28, 1995, Associate General Partners. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio Management is responsible for the day to day management of Presidio and among other things, has authority to designate directors of the Administrative, Investment and Associate General Partners. In March 1996, Presidio Management assigned its agreement for the day-to-day management of Presidio to Wexford. Presidio is a liquidating company. Although it has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

       Presidio has elected new directors for the Administrative and Investment General Partners. However, one of its executive officers remains the same and certain of Integrated's former employees who performed services with respect to the Partnership are employed by Wexford which provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)


       The Partnership has invested principally in mortgage loans on properties owned or acquired by privately syndicated limited partnerships originally sponsored by Integrated. Transactions entered into between the
       Partnership and affiliates of Integrated are subject to inherent conflicts of interest.

       The Administrative General Partner is entitled to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Limited Partnership Agreement. Payment of the asset management fee is deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $162,567, $165,023 and $153,730, including accrued interest of $158,607, $149,402 and $127,872 for the years ended December 31, 1996, 1995 and 1994, respectively.

       The Administrative General Partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $93,527, $124,829 and $171,302, including accrued interest of $28,120, $71,857 and $103,261, for the years ended December 31, 1996,
       1995 and 1994, respectively.

       In June 1996, the Administrative General Partner was paid $86,827 which represented the mortgage servicing fee previously accrued for the RT Loan. In March 1995, the Administrative General Partner was paid $75,919, $69,118, $29,219 and $137,918, which represented the mortgage servicing fees previously accrued associated with the Berkeley Western, Southern Inns, Brentwood Place and Boram Loans, respectively. In September 1995, the Administrative General Partner was paid $175,423, which represented the mortgage servicing fee previously accrued associated with the LAX loan. On March 8, 1994, the Partnership paid $57,077 to the Administrative General Partner representing the mortgage servicing fee on the Park Place loan. On May 17, 1994, the Partnership paid $107,394 representing the mortgage servicing fee on the Lenox Towers loan.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

       Amounts due to affiliates for asset management and mortgage servicing fees, consist of the following:

                                                     December 31,
                                            ----------------------------
                                                1996             1995
                                            -----------     ------------

            Asset management fee            $ 1,547,037      $ 1,597,478
            Mortgage servicing fee              576,444          569,742
                                            -----------      -----------

                                            $ 2,123,481      $ 2,167,220
                                            ===========      ===========

       The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the Administrative General Partner, 0.1% to the Investment General Partner, and 0.1% to the Associate General Partner.

       As of April 1, 1993, the Partnership entered into a hotel management agreement with an affiliate of the General Partners to manage the hotel property which the Partnership acquired through foreclosure of the Southern Inns loan. The agreement provides for a management fee equal to 3 1/4% of Gross Revenues, as defined in the agreement, and could be terminated by the Partnership on 30 days notice. The hotel management agreement with the affiliate was terminated on February 28, 1994 and replaced with an identical agreement with an unaffiliated entity. For the two months ended February 28, 1994 the Partnership paid $7,437 in management fees to the affiliate of the General Partners.

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

       The properties which collateralize the Partnership's mortgage loans have experienced varying degrees of operating problems. The Century Park, Clovine, Park Place, Lenox Towers and LAX loans were ultimately lost when the senior lenders foreclosed on the properties securing the Partnership's mortgage loans. The Brentwood Place, Berkeley Western, Big

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


       Valley and Boram loans have been restructured to allow the Partnership a possible equity participation in the future sales or refinancing of the properties. The Research Triangle loan was exchanged for a participating interest in the cash flows from the senior loan on the property. This transaction will allow the Partnership to receive current cash flow on a monthly basis, and possible additional proceeds in the event of a sale or refinancing.

       The   Partnership   has  provided  for  these   contingencies,   in  some
       circumstances, by establishing an allowance for loan losses on its entire investment.

        Berkeley Western loan

       The Berkeley Western loan, in an original principal amount of $2,250,000, was secured by an office building in downtown Berkeley, California. The Borrower, Berkeley Western Associates ("BW Associates") had been unable to make payments on its first mortgage loan since May, 1989. Notices of Default with respect to the first mortgage held by Guaranty Federal Savings and Loan Association ("Guaranty Federal") and the loan held by the Partnership were issued shortly thereafter. Guaranty Federal was placed under Receivership by the Federal Savings and Loan Insurance Corporation, which entity was subsequently absorbed by the Resolution Trust Corporation.

       Shortly thereafter, BW Associates and Guaranty Federal entered into a Cash Flow Arrangement whereby all cash flow from the property was placed into an escrow account to be drawn down for payment of capital improvements and asbestos abatement work only with the approval of Guaranty Federal. In May 1992, Guaranty Federal elected to pursue its default remedies under its first mortgage and issued a Notice of Default and Election to Sell Under Deed of Trust, and commenced a foreclosure action.

       In January 1993, BW Associates filed for protection under Chapter 11 of the United States Bankruptcy Code. Upon BW Associates' request, the bankruptcy court entered a cash collateral order which permitted use of the property's cash flow to pay operating and other expenses pursuant to a court approved budget. On May 18, 1993, the Partnership filed a Proof of Claim for all outstanding principal, accrued interest, prepayment penalties and other costs and obligations of BW Associates to the Partnership. In September 1993, BW Associates and Guaranty Federal signed a Memorandum of Understanding to restructure the first mortgage loan. The restructuring entitled the Partnership to certain economic benefits, after Guaranty Federal is repaid, upon a sale or refinancing. BW Associates has incorporated the Memorandum of Understanding into a plan

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

       Berkeley Western loan (continued)

       of reorganization. The plan of reorganization (the "Plan") was confirmed by the bankruptcy court on November 14, 1994. A copy of the Plan is on file with the bankruptcy court for the District of Connecticut. Some of the more relevant terms of the Plan, which was consummated in December 1994, are summarized as follows:

       Guaranty Federal, a first priority mortgage holder, which was owed in excess of $22 million, consented to a claim of $10 million, the approximate value of the property which constitutes BW Associates major asset. A new promissory note (the "New Note"), in the principal sum of $10 million, and secured by a mortgage on the Property, supersedes the existing note.

       The New Note has a term of four years and requires payments of interest only at 5% per annum for the first two years, and 11% per annum for the latter two years.

       Upon repayment of all outstanding principal and interest of the New Note, all economic benefits (net sale proceeds, refinancing proceeds and distributable net cash flow) shall be apportioned as follows:

         a) The Partnership will receive a total and maximum priority distribution of $550,000 (inclusive of any previous priority distributions paid from net refinancing proceeds and from distributable net cash flow, if any). A non-interest bearing note for $550,000 replaced the original loan of $2,250,000 made by the Partnership to BW Associates.

         b) The next $6,000,000 of proceeds will be allocated pari passu, 25% to Guaranty Federal, 44% to the Partnership, and 31% to BW Associates.

         c) Any additional amounts will be allocated pari passu, 12.5% to Guaranty Federal, 43.75% each to BW Associates and the Partnership.

       The entire carrying value of this loan of $2,481,562 had been written off during 1990.

       Brentwood Place loan

       The Brentwood Place loan was made to BP Shopping Center Associates ("BP Associates") in an original principal amount of $1,900,000 and was secured by a shopping center in Brentwood, Tennessee. Decreasing rental rates, combined with several merchant failures, created cash flow problems which in turn, caused BP Associates to default on their first mortgage debt service obligations to Northwestern Mutual Life Insurance Company ("Northwestern") in February 1991. BP Associates continued operating problems and its inability to restructure its existing

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

       Brentwood Place loan (continued)

       indebtedness led to BP Associates filing for protection under Chapter 11 of the United States Bankruptcy Code on May 16, 1991. In December 1992, a Plan of Reorganization was approved by all creditor classes, including the Partnership, and confirmed by the bankruptcy court.

       Under the plan, title and control of the property was transferred to Northwestern which had the right to hold the property or sell it. The
       Partnership, and certain other unsecured creditors, received equity participation certificates of which the Partnership had a majority interest. The entire carrying value of this loan of $2,081,130 had been written off during 1990.

       In February 1997 the Partnership received $1,224,861 for its equity participation certificate due to the sale of the BP Shopping Center by Northwestern. In the 4th quarter of 1996, the Partnership recorded a recovery of prior loan losses to reflect this receipt.

       LAX loan

       The LAX loan, in an original principal amount of $6,500,000, was made to Airport Center Associates L.P. ("Airport") and was secured by three office buildings near the Los Angeles Airport.

       These properties had been experiencing serious operating deficits due to market softness and capital upgrades required by new municipal codes, including the installation of sprinkler systems and tenant procurement costs. Under a separate, unsecured loan arrangement, Integrated advanced to Airport $6,300,000 to fund certain short-falls.

       On May 5, 1992, Airport filed for protection under Chapter 11 of the United States Bankruptcy Code in Los Angeles, California. On September 28, 1992, the Partnership filed a proof of claim for all outstanding principal, accrued interest, prepayment penalties, additional interest and all other costs and obligations of Airport to the Partnership. In December 1992, a Plan of Reorganization was approved by all classes of creditors, including the Partnership, and confirmed by the court. The terms of the Plan of Reorganization entailed General Electric Capital Corp. ("GECC") the first mortgage lender, agreeing to advance additional funds, up to a maximum of $16,550,000, for improvements and tenant procurement costs. GECC further agreed to modify the interest rate on its loan as well as the pay rate.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

       LAX loan (continued)

       In accordance with the Plan of Reorganization, the Partnership was required to reduce the outstanding balance of its mortgage loan (including accrued and unpaid interest thereon) to an amount equal to (i) $11,061,194, the outstanding principal plus accrued and unpaid interest as of December 31, 1991, plus (ii) the amount of accrued interest as of December 31, 1992. Interest ceased to accrue as of such date unless the loan was extended past December 31, 1995. Additional interest, as originally defined in the loan, was eliminated.

       The Partnership's loan, as part of the restructuring, was to mature on the earlier of (i) December 31, 1995 or (ii) the acceleration of the GECC loan (as a result of the occurrence of an event of default thereunder).

       The Partnership had been notified during the first quarter of 1995, that Airport had defaulted on its first mortgage obligation to GECC, due to non-payment of its debt service obligations. The Partnership subsequently received a Notice of Trustees Sale of the property securing the LAX loan scheduled for July 20, 1995. The property was sold on July 26, 1995 and the Partnership lost its entire investment in the LAX loan, which had been fully reserved since 1990.

       Southern Inns loan

       The Southern Inns loan, in the original principal amount of $4,000,000, was made to Southern Inns Associates ("Southern Inns"), and was originally secured by five hotel properties in North Carolina, one property in Virginia and one property in South Carolina. Each of the properties was subject to a separate first mortgage which was senior to the Southern Inns loan. The senior mortgages were not cross collateralized.

       As a result of operational problems at the hotels, six of the senior mortgage lenders commenced foreclosure actions or issued notices of default and had receivers appointed on six of the seven properties securing the Partnership's loan. All six of these properties have been sold at foreclosure sales causing the Partnership to lose its entire collateral interest in these properties. The Partnership reached an agreement with Southern Inns with respect to the seventh property, which is located in Richmond, Virginia pursuant to which the Partnership foreclosed and acquired title to the property on April 1, 1993, subject to the first mortgage. The Partnership also received an unconditional release from the guarantors of the first mortgages on the other six properties with respect to certain superior liens they may have been entitled to on the Richmond property.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

       Southern Inns loan (continued)


       In connection with the foreclosure, the Partnership obtained an appraisal indicating the value of the Richmond property to be more than the value of the first mortgage. As part of the foreclosure, the Partnership was entitled to receive a portion of the excess cash flow from operations resulting from the period prior to the foreclosure. As a result, the Partnership received approximately $236,000 during the second quarter of 1993.

       Lenox Towers loan

       The Lenox Towers loan was made to Lenox Towers Associates ("Lenox Towers"), in an original principal amount of $6,045,832, and was secured by the Lenox Towers I and II office buildings in Atlanta, Georgia. Lenox Towers' net operating income from the office buildings was supplemented by a third party cash flow guarantee for the three year period following the acquisition of the property.

       This guarantee expired during the third quarter of 1991. The property had been experiencing high vacancy levels with no immediate recovery anticipated. Lenox Towers had been attempting to negotiate a possible restructuring or modification of the first mortgage loan held by the Prudential Insurance Company ("Prudential") in the amount of $24,500,000, which was due to mature in March 1994. However, they defaulted on the interest payment due February 1, 1994 and failed to cure the default. Prudential declared the entire principal balance and all accrued interest immediately due and payable. On February 25, 1994, Prudential's Petition for Appointment on the Receiver was granted by the court.

       On  April  5,  1994,   Prudential   foreclosed   on  the  property   that
       collateralized this loan. The entire carrying value of this loan of $6,400,426 was fully reserved in 1991 and written off during 1994.

       Park Place loan

       The Park Place loan was made to Park Place Associates Limited Partnership ("Park Place"), in an original principal amount of $3,030,000, and was secured by the Park Place Mall located in Memphis, Tennessee. Park Place defaulted on its debt service obligation due to the first mortgage holder, American National Insurance Company ("American National") in October 1991, as a result of cash flow problems brought about by the failures of several of the property's tenants. On January 21, 1992, American National issued a Notice of Default and Acceleration to Park Place. On February 28, 1992, Park Place filed for protection under Chapter 11 of the United States Bankruptcy Code. Attempts by Park Place to reach an agreement with American National on terms of a plan of

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

       Park Place loan (continued)

       reorganization failed, prompting American National to file a motion in bankruptcy court seeking to dismiss the Chapter 11 case. American National obtained title to the property through foreclosure on January 13, 1994.

       As a result of the foreclosure, the Partnership lost its entire investment in the Park Place Loan. The entire carrying value of $3,207,713 had been fully reserved in 1991 and written-off during 1994.

       Boram loan

       The Boram loan was made to Boram Corporation ("Boram"), an affiliate of Integrated, in the original principal amount of $6,900,000. It was secured by a collateral assignment of the first and wrap around mortgages, which were secured by a portion of the Pierre Bossier Mall located in Bossier City, Louisiana. The encumbered portion of the Pierre Bossier Mall is owned by Bossier Plaza Associates L.P. ("Bossier"). The Partnership's security for this loan originally consisted of (i) a second collateral assignment of the first mortgage, subordinate only to Gram-Brent Corp., a subsidiary of the Bank of New York ("BONY"), which holds a $25.6 million note (the "Gram-Brent Note") secured by a first collateral assignment of the first mortgage and (ii) a first collateral assignment of the wrap around mortgage held by Pierre Property Corp. ("Pierre"), an affiliate of Integrated.

       During the first quarter of 1993, Bossier exercised its right to utilize cash flow from operations to fund reserves for renovations which, in turn, eliminated any debt service payments to Pierre and Boram. As a result, Boram did not have any funds available to service its monthly fixed payment obligation to BONY. On April 21, 1993, Boram received a notice of default from BONY. In July 1993, the Partnership, Boram, Pierre, and BONY entered into a settlement agreement. BONY is now the absolute owner and holder of the first mortgage and wraparound mortgage. Upon BONY receiving any payments pursuant to its interest in the property, the proceeds would be disbursed in the following order: (i) BONY will retain the first $25,000,000 or such lesser amount as may be outstanding on the Gram-Brent Note, plus interest from December 12, 1992 to June 30, 1993 in the amount of $1,356,684, plus simple interest on the principal balance from July 1, 1993, at the rate of 10% per annum, (ii) BONY will retain the next $7,000,000 without interest, (iii) BONY shall pay to Boram $150,000 plus interest at 10% per annum, (iv) BONY shall pay to the Partnership, to the extent that remaining funds are available, the amount, including accrued interest through June 30, 1993, of $14,329,460 plus interest from July 1, 1993 at 14.5% per annum, (v) BONY shall retain all excess proceeds available. In the event that the proceeds are derived from a sale or foreclosure of the property, then payments related to
       (iii) and (iv) above will reduced by 10% which would be retained by BONY.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


       Boram loan (continued)


       The first mortgage lender of the Boram Property was subsequently paid off at a discount and the Partnership lost any potential recovery from its equity participation interest.

       Since August 1991, Boram had been unable to make full debt service payments to BONY. Therefore, the Partnership provided a reserve for its entire investment in the Boram loan in 1991. Based on the settlement agreement, the Partnership wrote off its entire investment during 1993.

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

       Through a loan modification, debt service payments to the first mortgage holder were modified to require interest only payments for a five month period from August 1993 through December 1993. In addition, one debt service payment due in July 1993, was deferred entirely and added to the outstanding principal of the first mortgage. In January 1994, payments of principal and interest resumed. However, beginning in February 1994, a new modification with essentially the same terms as the first modification was implemented. This modification required interest only payments at the rate of 10.5% per annum through January 1995 except for the payment due June 1994, which has been deferred entirely and added to the outstanding principal balance of the first mortgage. The payments of principal and interest resumed with the payment due February 1, 1995.

       The first mortgage matured in December 31, 1995, since which time West Palm had been engaged in extensive negotiations with the first mortgage holder (Hancock) in an effort to obtain a long term restructuring. Hancock was unwilling to modify the first mortgage and on July 1, 1996, declared the mortgage to be in default, and informed West Palm that it would immediately seek the appointment of a receiver and begin foreclosure proceedings. As a result, on July 2, 1996, West Palm filed for protection under Chapter 11 of the United States Bankruptcy Code. West Palm is currently attempting to restructure the Hancock Mortgage and

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

        West Palm loan (continued)

        the Partnership's second mortgage. Although the bankruptcy protection enables West Palm to avoid an imminent foreclosure, there can be no assurance that West Palm will be able to successfully restructure its debt service obligations on either mortgage. The Partnership had reserved the entire carrying value of the West Palm loan in 1993. The Partnership filed a proof of claim for all outstanding principal, accrued interest, prepayment penalties, additional interest and all other costs and obligations of West Palm to the Partnership. However, it is not likely that the Partnership will realize any proceeds from this investment.

       Tri-State loan

       The Tri-State loan, in the original principal amount of $1,800,000, was made to Tri-State Retail Associates, L.P. ("Tri-State"). The Partnership's security for this loan was subordinate to the first mortgage held by Trans Ohio Savings Bank, in the original principal amount of $10,650,000, which was schedule to mature on July 1, 1998. The mortgage secured three retail warehouses formerly operated as PACE membership clubs.

       There was substantial risk that the Partnership would lose its entire investment at the time the first mortgage matured. Therefore, the entire carrying value of the loan, in the amount of $1,963,522, was reserved during 1993.

       In June 1995 the Partnership entered into an agreement to restructure its loan to Tri-State. The agreement, among other things, set certain release prices for the three properties securing the loan, allowing Tri-State to sell one property alone. The release prices were 43% for the Pennsylvania property, 33% for the Kentucky property and 24% for the Nebraska property. The Partnership would also be entitled to a 25% acceleration on the release prices for the first two properties that were sold.

       The agreement also provided that Tri-State would not incur a prepayment penalty in the event of a prepayment. In addition, the Partnership waived its right to receive additional interest (interest that represented a percentage of the increase in the value of the Tri-State Properties). The restructuring enabled the Partnership to recoup all of its investment. In January 1997, the Partnership received the full contractual balance of the Tri-State loan of approximately $5,700,000. In the 4th quarter of 1996, the Partnership recorded a recovery of prior loan losses of $1,963,522 and recorded $3,673,614 of interest income to reflect the repayment of this loan.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

       Research Triangle loan

       The Complex securing the Research Triangle loan ("RT Loan"), is operating with positive cash flow and is presently meeting all its debt service requirements. The RT Loan and the Senior Wrap Mortgages were due to mature January 1, 1996. The Senior Wrap Mortgages are currently being negotiated to extend the maturity dates. While negotiations are in progress, RT continues to make debt service payments. Leases with IBM account for over 70% of the leased space at the property and were due to expire in 1997. Since refinancing would be difficult without a longer lease commitment from IBM, the Partnership ceased accruing interest during 1993. Due to the uncertainty associated with the ultimate recoverability of the RT Loan, an additional reserve for loan losses in the amount of $2,360,000 was established for the quarter ended March 31, 1995. In 1996 the IBM leases were extended for periods expiring in 2 to 5 years.

       On August 1, 1995 (the "Closing Date"), the Partnership entered into a Loan Acquisition and Participation Agreement (the "Agreement") with the owner of the Senior Wrap Mortgages, TEER Associates ("Teer"), whereas the Partnership conveyed its interest in the RT Loan to Teer in consideration of the grant of a RAM Participation Interest. The RAM Participation Interest is a twenty (20%) percent undivided interest in (i) the Wrap Cash Flow, which is all amounts received by Teer on account of the Senior Wrap Mortgages reduced by the sum of the senior loan payments and the amount of all reimbursable expenses attributable to the Senior Wrap Mortgages and (ii) the RAM Cash Flow, which is all amounts received by Teer under the RT Loan reduced by the amount of reimbursable expenses attributable to the RT Loan. Reimbursable expenses are costs and expenses of Teer in connection with the performance of all obligations under the Agreement, including the collection and enforcement of the Senior Wrap Mortgages and the RT Loans, the preservation of the collateral, the filing and prosecution of a complaint with respect to any of the above matters, etc. The Partnership granted Teer an option to purchase the RAM Participation Interest. Teer may exercise the purchase option at any time from the Closing Date through the third anniversary of the Closing Date. The option prices are as follows: (i) on or prior to the first anniversary, an amount equal to $1,750,000 (including cash payments received by the Partnership on the account of the RAM Participation Interest during the period following the Closing Date), (ii) on or prior to the second anniversary, an amount equal to $2,200,000 (including cash payments made on account of the RAM Participation Interest after the first anniversary date), (iii) on or prior to the third anniversary, an amount equal to $2,600,000 (including cash payments made on account of the RAM Participation Interest after the second anniversary date). Teer has not excersized its option to acquire the RAM Participation Interest.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

       Research Triangle loan (continued)

       As a result of this transaction and an analysis of the value of the investment, it was determined that an additional allowance for loan losses was required for the value of the RT Loan in the amount of $1,260,000. The property securing the RT Loan was appraised in August 1995, and valued at $45,000,000. The Partnership's 20% interest in the excess of market value over the Senior Wrap Mortgage amounted to approximately $1,360,000. The carrying value prior to the additional allowance was approximately $2,620,000, resulting in a $1,260,000 allowance in August 1995. The Partnership received $80,459 and $35,759, during 1996 and 1995 respectively, from the RAM Participation Interest, which amounts are included in other income in the accompanying statements of operations.

       Pike Creek loan

       Originally a $975,000 third mortgage loan to Big Valley Associates, L.P. which bore interest at 13.4% per annum compounded monthly, and was schedule to mature on December 31, 1999.

       The property securing the Pike Creek loan is currently operating with positive cash flow and is meeting all debt service requirements. However, a second mortgage, which required no debt service payments until maturity, matured at the end of 1995. A first mortgage loan, which had a principal balance of approximately $12,850,000, matured on February 15, 1996.

       Negotiations were being conducted during early 1996 to refinance or otherwise restructure the first and second mortgages. Based on an internal valuation, at that time, the likelihood of obtaining continued financing would be difficult. Therefore, the Partnership had determined that interest on this loan should not be accrued.

       Due to the uncertainty associated with the ultimate collectibility of the Pike Creek loan, an additional allowance for loan losses in the amount of $946,000 was established during March 1995, which reduced the carrying value of the loan to $1,050,832.

       In November 1996 this loan was amended and restated (the "Amended Note"). The Amended Note has a principal balance of $830,000 which is comprised of $500,000 of the original loan made by the Partnership and $330,000 of new funds advanced by the Partnership. The $500,000 portion of the Amended Note bears interest at 7% per annum and the $330,000 portion bears interest at 12% per annum, both compounded annually. The amendment was necessary in order to facilitate the refinancing of the first mortgage loan which was in default. Additionally, it allowed for the

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

       Pike Creek loan (continued)

       satisfaction of the second mortgage loan. The $330,000 advanced to the Pike Creek borrower was used, in addition to funds provided by the Pike Creek borrower to satisfy its second mortgage loan payable. Both portions of the Amended Note will be serviced by a percentage of net cash flow from the property. Net cash flow is defined as the amount by which, in any calendar year, rent received by the Pike Creek borrower exceeds all costs and expenses incurred in connection with the property, including debt service. In addition, various provisions were made for the Partnership to receive additional interest from the Pike Creek borrower upon the sale or refinancing of the property.

       Stockfield loan

       The property securing the Stockfield loan is 96% occupied by Shell California Productions, Inc. ("Shell") whose lease expires in August 1999, approximately three years after the first mortgage loan matured on April 1, 1996 and approximately one year after the Partnership's loan matures on March 31, 1998. Shell is presently paying rent that exceeds market rates for the area. Shell is unlikely to exercise its renewal option without renegotiating the rental downward to market rates and may make no decision with respect to renewal before the first mortgage or the Stockfield loan matures. These factors are likely to hinder Stockfield Associates Limited Partnership ("Stockfield"), the owner of the property which secures the Stockfield loan, in its ability to obtain refinancing. As a result, the Partnership decided in 1993 to cease accruing interest on the Stockfield loan.

       Due to the uncertainty associated with the ultimate collectibility of the Stockfield loan, an additional allowance for loan losses in the amount of $2,106,000 was established in March 1995, which reduced the carrying value of the loan to $2,340,260. In August 1995, the Partnership entered into an agreement with Stockfield to restructure the Stockfield loan (the "Restructuring"). The Restructuring is premised upon Stockfield satisfying the following conditions (i) the existing lease with Shell must be replaced by a bond type net lease which extends the expiration date of the property lease, (ii) the first mortgage must be refinanced or restructured and (iii) the net present value of the cash flow available to Stockfield from the restructured lease, after payment of debt service on the refinanced/restructured first mortgage indebtedness (the "Net Cash Flow"), must be equal to or greater than $8 million, using an annual discount factor of 8% without regard to the final residual value of the property owned by Stockfield. Currently, these conditions have not been satisfied and Stockfield is in the process of negotiating an extension of the first mortgage while continuing to meet debt service requirements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

        Stockfield loan (continued)

       Given the contingencies of the Stockfield Restructuring, the impact on the Partnership cannot be determined at the present time. As such, management believes that no additional provision for loan loss is required at December 31, 1996.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                                          Date
                                            Interest     Compound            Loan       Maturity       Prepayment is
          Description                         Rate        Period             Date         Date         Permissable
          -----------                         ----        ------             ----         ----         -----------
        Office Buildings
        Berkeley Western (k)                 14.50%       Annual      20-Dec-85           (k)                (k)
            Berkeley, CA
        Stockfield Associates (b)(c)         14.50%       Annual      1-Apr-86         31-Mar-98           1-Apr-96
            Bakersfield, CA
        Research Triangle (d)(l)             13.675%      Monthly     1-Jan-88             (l)                (l)
            Raleigh Durham, NC
        Lenox Towers (l)                     13.46%       Monthly    26-Aug-88)            (j)                (j)
            Atlanta, GA

        Shopping Centers
        Big Valley Associates (d)(m)         13.40%       Monthly     31-Dec-99        31-Dec-99           1-Jan-97
            Wilmington, DE
        B.P. Associates (e)                  13.40%       Monthly        (e)              (e)                (e)
            Brentwood, TN
        Boram (g)                            14.50%       Annual         (g)              (g)                (g)
            Shreveport, LA
        Park Place (h)                       13.46%       Monthly        (h)              (h)                (h)
            Memphis, TN

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                               Interest recognized
                                                                                           ----------------------------
                                                Mortgage                       Mortgage      Year Ended
                                                 Amount          Purchased     Placement    December 31,     1995 and
          Description                           Advanced         Interest       Fee            1996           Prior
          -----------                           --------         --------       ---         ----------        -----
        Office Buildings
        Berkeley Western (k)                  $  2,250,000     $    94,079  $    137,483         -           $      -
            Berkeley, CA
        Stockfield Associates (b)(c)
            Bakersfield, CA                      4,200,000         137,142       254,378         -               89,000
        Research Triangle (d)(l)
            Raleigh Durham, NC                   3,000,000               -       175,953         -            2,068,560
        Lenox Towers (j)
            Atlanta, GA                          6,045,832               -       354,594         -                  -

        Shopping Centers
        Big Valley Associates (d)(m)             1,305,000               -        57,185       8,175          1,069,479
            Wilmington, DE
        B.P. Associates (e)                      1,900,000               -       111,437         -               69,693
            Brentwood, TN
        Boram (g)                                6,900,000               -       404,692         -              863,769
            Shreveport, LA
        Park Place (h)                           3,030,000               -       177,713          -                -
            Memphis, TN

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                                              Contractual
                                                                                    Carrying Value            Balance (a)
                                                                                     December 31,            December 31,
                                                           Write-offs        -----------------------------------------------------
          Description                      Reserves     net of recoveries         1996          1995         1996         1995
          -----------
        Office Buildings
        Berkeley Western (k)                    -         $(2,481,562)        $     -       $      -          (k)          (k)
            Berkeley, CA
        Stockfield Associates (b)(c)       (2,340,260)         -               2,340,260      2,340,260    18,035,899   15,751,877
            Bakersfield, CA
        Research Triangle (d)(l)           (3,882,257)         -               1,362,256      1,362,256       (l)          (l)
            Raleigh Durham, NC
        Lenox Towers (j)                        -          (6,400,426)              -              -          (j)          (j)
            Atlanta, GA

        Shopping Centers
        Big Valley Associates (d)(m)       (1,050,832)         -               1,389,007      1,050,832      838,175     2,831,314
            Wilmington, DE
        B.P. Associates (e)                     -             (856,269)        1,224,861           -          (e)          (e)
            Brentwood, TN
        Boram (g)                               -           (8,168,461)             -              -          (g)          (g)
            Shreveport, LA
        Park Place (h)                          -           (3,207,713)             -              -          (h)          (h)
            Memphis, TN

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


                                                                                    Date         Mortgage                  Mortgage
                                    Interest  Compound     Loan       Maturity   Prepayment is     Amount      Purchased  Placement
Description                          Rate %   Period       Date        Date      Permissible      Advanced      Interest      Fees
-----------                          ------   ------       ----        ----      -------------  ----------    ----------  ----------
Residential
  West Palm (c)                      13.46%   Monthly    16-Jun-88    1-Jul-2000   1-Jul-97     $9,200,000        -         539,589
     Los Angeles, CA

Industrial/Commercial
  Tri-State (b)(c)(l)                13.46%   Monthly    22-Jun-88   30-Jun-2000   1-Jul-97      1,800,000        -         105,572
     Kentucky, Nebraska,
     Pennsylvania

  Southern Inns, (f)                 13.46%   Monthly    29-Jun-88       (f)         (f)         4,000,000        -         234,604
     North and South Carolina,
     Virginia                                                                                  -----------    --------    ----------
                                                                                               $43,630,832    $231,221    $2,553,200
                                                                                               ===========    ========    ==========

                  RESOURCES ACCRUED MORTGAGE INVESTORS 2, L.P.
                          NOTES TO FINANCIAL STATEMENTS

4 INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


                                  Interest recognized                                                            Contractual
                                  -------------------                                  Carrying Value           Balance (a)
                                                                       Write-offs        December 31,           December 31,
                               June 30,      1995 and                   net of     -------------------    -------------------------
Description                      1996          Prior     Reserves     recoveries     1996       1995         1996          1995
-----------                      ----          -----     ----------   ----------   ----------  -------    ----------    -----------
Residential
  West Palm (c)               $     -      $    -      $(9,739,589)  $   -         $   -       $  -       28,826,915     25,198,003
  Los Angeles, CA

Industrial/Commercial
  Tri-State (b)(c)(l)          3,673,614    57,950          -            -          5,637,136     -         5,631,611     4,926,086
     Kentucky, Nebraska,
     Pennsylvania

  Southern Inns, (f)                -           -           -         (4,234,604)      -          -            (f)          (f)
     North and South Carolina,
     Virginia

                              -----------  ----------  ------------  ------------  ----------- ----------  -----------  -----------
                              $3,681,789   $4,218,451  $(17,012,938) $(25,349,035) $11,953,520 $4,753,348  $53,332,600  $48,707,280
                              ==========   ==========  ============  ============  =========== ==========  ===========  ===========

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

(e) In December 1992, a Plan of Reorganization was confirmed and the Partnership received Equity Participation Certificates. In Febraury, 1997, the property wassold and the partnership reeive $1,221,861 for its share of the Equity.

(f) In April 1993, the Partnership acquired a property through foreclosure of the original loan. The partnership recognized income of $235,644 in 1993, as previously mentioned.

(g) In July 1993, the loan was restructured. The Partnership now has a participating interest in a future sale of the property.

(h) The property securing this loan was foreclosed upon by the senior lender on January 13, 1994. The Partnership lost its entire investment in this loan.

(i)The loan was repaid in January, 1997.

(j) The property securing this loan was foreclosed upon by the senior lender on April 5, 1994. The Partnership lost its entire investment in this loan.

(k) In November 1994, a Plan of Reorganization was confirmed which converted the Partnership's original investment into a non-interest bearing note for $550,000 and participating interest in the future sale of the property.

(l) During 1995, the Partnership conveyed its interest in this loan in exchange for a participation interest in the cash flow of the Senior Wrap Mortgage holder.

(m) During 1996, the Partnership amended and restated this loan. The new loan of $830,000 consists of two components; $550,000 and $330,000 bearing interest at 7% and 12% per annum, respectively plus equity participation provisions.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

       A summary of mortgage activity is as follows:

                                              Investment        Interest
                                               Method           Method           Total
                                           ------------     ------------     ------------

Balance, January 1, 1994 ..............    $  4,446,494     $  6,978,868     $ 11,425,362

Provision for loan losses .............            --               --               --

Interest recognized ...................            --               --               --
                                           ------------     ------------     ------------

Balance, December 31, 1994 ............       4,446,494        6,978,868       11,425,362

Provision for loan losses .............      (2,106,234)      (4,565,780)      (6,672,014)

Interest recognized ...................            --               --               --
                                           ------------     ------------     ------------

Balance, December 31, 1995 ............       2,340,260        2,413,088        4,753,348

Additional funding ....................            --            330,000          330,000

Recovery of loan loss provision .......       1,963,522             --          1,963,522

Recovery of loan previously written-off            --          1,224,861        1,224,861

Interest recognized ...................       3,673,614            8,175        3,681,789
                                           ------------     ------------     ------------

Balance, December 31, 1996 ............    $  7,977,396     $  3,976,124     $ 11,953,520
                                           ============     ============     ============

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4       INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

       Unaudited financial information for mortgage loans accounted for under the investment method, which exceed 10% of the Partnership's original capital contributions, is summarized as follows:

                                                    December 31,
                                        --------------------------------------
                                            1996                      1995
           West Palm                     (Unaudited)               (Unaudited)
           ---------                     -----------               -----------
           Real estate assets           $         *             $         *
           Total liabilities                      *                       *
           Rental income                          *                       *
           Net operating loss                     *                       *

       West Palm is a residential property located in Los Angeles, California. In addition to the mortgage loan interest payable at 13.46% per annum, compounded monthly, the Partnership is entitled to 13.63% of the appreciation of the property subordinated to a specified return to the owners of the property. In no event shall the additional interest on the West Palm loan cause the compounded annual return to exceed 16.3%. However, as previously discussed, the West Palm loan has been fully reserved due to operating problems at the property.

       * 1996 and 1995 unaudited financial information for West Palm is not yet available to the Partnership.

       Information for mortgage loans accounted for under the investment method,
       which  do  not  exceed  10%  of  the   Partnership's   original   capital
       contributions, is listed below:

                                                 %                Maximum rate
                                          of appreciation         of compounded
               Description                to be received        interest on loan
               -----------                --------------        ----------------
            Stockfield loan                   10.00%                  14.79%

       Participation in the appreciation of property is subject to a specified return to the borrowers. In no event shall the additional interest on the above loan cause the compounded annual return of such loan to exceed the listed maximum rate of compounded interest. However, as previously discussed, the above mortgage loan has been partially reserved due to operating problems at the property.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


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

       A summary of the Partnership's real estate is as follows:

                                          December 31,
                                  ---------------------------
                                      1996            1995
                                  -----------     -----------
Land .........................    $   444,700     $   444,700
Buildings and improvements ...      3,613,438       3,531,652
                                  -----------     -----------
                                    4,058,138       3,976,352
Less: accumulated depreciation       (327,854)       (238,536)
                                  -----------     -----------

                                  $ 3,730,284     $ 3,737,816
                                  ===========     ===========

       The land, building and improvements are pledged to collateralize the mortgage loan payable.

6       MORTGAGE LOAN PAYABLE

       In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note, secured by a first mortgage on the hotel property. Interest rates on the loan are adjustable every five years with a current interest rate of 9.49% effective through April 1, 1997. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan requires monthly payments of interest and principal aggregating $33,701. Interest expense for the years ended December 31, 1996, 1995 and 1994 amounted to $342,110, $347,730 and
       $353,088, respectively. The loan is held by the Resolution Trust Company and the lender is permitted to accelerate the note as of April 1, 1997, and thereafter with six months notice. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6       MORTGAGE LOAN PAYABLE (continued)

       two years after an interest rate change.

       Minimum principal payments on the mortgage loan payable during the next five years and thereafter, based upon the current interest rate, are as follows:

                Year ending December 31,
                     1997                                      $    68,500
                     1998                                           75,300
                     1999                                           82,700
                     2000                                           90,900
                     2001                                           99,900
                     Thereafter                                  3,153,400
                                                               -----------

                                                               $ 3,570,700
                                                               ===========

7       COMMITMENTS AND CONTINGENCIES

        Status of Integrated

       On February 13, 1990, Integrated, the sole shareholder of the Administrative and Investment General Partners, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. While Integrated's bankruptcy did not directly affect the Partnership's operations, it has resulted in certain changes.

       On August 8, 1994, the Bankruptcy Court confirmed a Plan of Reorganization (the "Steinhardt Plan") proposed by Steinhardt Management Company, Inc. and the Official Committee of Subordinated Bondholders and on November 3, 1994, the Steindhardt Plan was consummated. Presidio purchased substantially all of the assets of Integrated, including its interest in the Administrative and Investment General Partners. Presidio is a British Virgin Islands corporation owned 12% by IR Partners, a general partnership, and 88% by former creditors of Integrated.

       The Partnership filed a Proof of Claim against Integrated in Integrated's Chapter 11 proceeding with respect to certain potential and unliquidated claims and disputes involving Integrated and its affiliates. These claims and disputes have not resulted in any adjustments to the accompanying financial statements, nor is it possible to determine at this time whether such adjustments may be warranted in the future. These claims have not been resolved although a cash reserve has been established by Presidio in the amount of $434,848 with respect to these claims.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

7       COMMITMENTS AND CONTINGENCIES (continued)

       Legal proceedings

       HEP Action

       On or about May 11, 1993, three public real estate partnerships (the "HEP Partnerships") including High Equity Partners, L.P. Series 86, in which the Administrative General Partner is also a General Partner, were advised of the existence of an action (the "HEP Action") filed in the Superior Court for the State of California for the County of Los Angeles, by Mark Erwin, Trustee, Mark Erwin Sales, Inc. Defined Benefit Plan; Nancy Cooper, Trustee of Nancy Cooper Individual Retirement Account; and Leonard Drescher, Trustee of Drescher Family Trust Account individually and purportedly on behalf of a class consisting of all of the purchasers of limited partnership interests in the HEP Partnerships (the "Plaintiffs"). The HEP Action names as defendants the Administrative General Partner and several individuals who are general partners of the former Associate General Partner, among others.

       On November 30, 1995, the original plaintiffs and the intervening plaintiffs filed a Consolidated Class and Derivative Action Complaint against the General Partners alleging, among other things, breach of fiduciary duties, breach of contract, and negligence.

       On or about January 31, 1996, the parties to the HEP Action agreed upon a revised settlement, which would be significantly more favorable to the Plaintiffs than the previously proposed settlement. The revised settlement proposal, like the previous proposal, involves the reorganization of the HEP Partnership. Upon the effectuation of the revised settlement, the HEP Action would be dismissed with prejudice.

       On July 18, 1996, the Court preliminarily approved the revised settlement. In August 1996, the Court approved the form and method of notice regarding the revised settlement which was sent to the HEP limited partners.

       Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the revised settlement. Despite this, following the submission of additional briefs, the Court entered an order on January 14, 1997 rejecting the revised settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the Plaintiffs filed a motion seeking to have the Court reconsider its order. However, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the Plaintiffs' motion. Also at the February 24, 1997 hearing, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the revised settlement, granted the request of one of the Plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

7       COMMITMENTS AND CONTINGENCIES (continued)

       In the event that there is no settlement of the remaining claims, the Administrative General Partner intends to vigorously contest such claims and have, along with the other defendants, previously filed a motion to dismiss the HEP Action, which is currently pending before the Superior Court. It is impossible at this time to predict what the defense of this lawsuit will cost the Administrative General Partner and whether such costs could adversely effect the Administrative General Partners' ability to perform its obligations to the Partnership.

8 RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

       The Partnership files its tax returns on an accrual basis. Additionally, the Partnership recognizes interest income on all of its investments in mortgage loans for tax purposes using the interest method. For financial statement purposes mortgage loans accounted under the investment method recognize income as described in Note 2.

       A reconciliation of net income (loss) per financial statements to the tax basis of accounting is as follows:

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

8 RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)



                                                    Year ended December 31,
                                        ----------------------------------------------
                                             1996             1995             1994
                                        ------------     ------------     ------------

Net income (loss) per financial
   statements ......................    $  7,113,916     $ (6,713,010)    $   (239,929)

Interest income recognized for
   tax purposes in excess of
   financial statements ............        (749,971)       2,911,647        3,503,338

Accrued expenses not recognized
   for tax purposes ................         256,094             --               --

Provision for loan losses not
   recognized for tax purposes .....            --          6,672,014             --

Tax depreciation in excess of
   financial statement purposes ....         (23,410)         (23,311)         (22,552)

Recovery of loan loss previously
   reserved for financial statements      (1,963,522)            --               --

Tax write-off of loans previously
   reserved for financial statements      (1,837,010)     (17,876,091)     (23,230,137)
                                        ------------     ------------     ------------

   Net income (loss) per tax basis .    $  2,796,097     $(15,028,751)    $(19,989,280)
                                        ============     ============     ============

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


8 RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

       The differences between the Partnership's net assets per financial statements to the tax basis of accounting are as follows:

                                                            December 31,
                                                  ------------------------------
                                                       1996             1995
                                                  ------------     ------------

Net assets per financial statements ..........    $ 13,670,679     $  6,556,763

Interest income recognized for tax purposes
     in excess of amounts recognized for
     financial statement purposes ............      18,755,482       21,342,463

Allowance for loan losses ....................      17,012,938       18,976,460

Syndication costs ............................       3,918,690        3,918,690

Due to affiliates ............................         256,094             --

Cumulative tax depreciation in excess of
     financial statement depreciation ........         (83,279)         (59,869)
                                                  ------------     ------------

Net assets per tax basis .....................    $ 53,530,604     $ 50,734,507
                                                  ============     ============

                                               Building                                                Building
                    Encum-                       and                       Carrying                     and
 Description       brances         Land      Improvements   Improvements    Costs         Land       Improvements        Total
 -----------       -------         ----      ------------   ------------    -----         ----       ------------        -----

Comfort Inn       $3,570,723     $444,700     $3,303,821     $309,617       $  -         $444,700      $3,613,438     $4,058,138
                  ----------     --------     ----------     --------       ---          --------      ----------     ----------
  Hotel
  Richmond, VA



                                                                   Life on Which
                                                                 Depreciation In
                                                                   Latest Income
                     Accumulated        Date of         Date        Statement is
 Description         Depreciation     Construction    Acquired        Computed
 -----------         ------------     ------------    --------        --------

                     $327,854            N/A         04/01/93         40 YEARS
Comfort Inn          --------                                      Straight-line
  Hotel                                                               method
  Richmond, VA

(A)  RECONCILIATION OF REAL ESTATE OWNED

                                         Year ended December 31,
                                  ------------------------------------
                                     1994         1995         1996
                                  ----------   ----------   ----------
Balance at beginning of year      $3,887,817   $3,959,701   $3,976,352
Additions during year
  Improvements                        71,884       16,651       81,786
                                  ----------   ----------   ----------
Balance at end of year            $3,959,701   $3,976,352   $4,058,138
                                  ==========   ==========   ==========



(B)  RECONCILIATION OF ACCUMULATED DEPRECIATION


                                         Year ended December 31,
                                  ------------------------------------
                                     1994         1995         1996
                                  ----------   ----------   ----------
Balance at beginning of year      $  62,694    $ 150,452    $ 238,536
Additions during year
   Depreciation                      87,758       88,084       89,318
                                  ---------    ---------    ---------
Balance at end of year            $ 150,452    $ 238,536    $ 327,854
                                  =========    =========    =========

Note: The aggregate cost for federal income tax purposes is $4,058,138 at December 31, 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

III - 9

PART III


Item 10.         Directors and Executive Officers of Registrant

There are no officers or directors of Registrant. The Administrative General Partner has overall administrative responsibility for Registrant and for operations and for resolving conflicts of interest after the net proceeds of the offering are invested in Mortgage Loans. The Investment General Partner has responsibility for the selection, evaluation, negotiation and disposition of Mortgage Loans. The Associate General Partner will not devote any material amount of its business time and attention to the affairs of Registrant. The Administrative General Partner and the Investment General Partner are wholly-owned subsidiaries of Presidio and were incorporated in Delaware in September 1985. The Administrative General Partner also serves as the administrative general partner of High Equity Partners L.P. -- Series 86 and Resources Pension Shares 5, L.P. The Investment General Partner also serves as the managing general partner of Resources Accrued Mortgage Investor 2 L.P. ("RAM 2"). On February 13, 1990 Integrated filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. On August 8, 1994, the Bankruptcy Court confirmed a Plan of Reorganization proposed by Steinhardt Management Company and the Official Committee of Subordinated Bondholders. This Plan was consummated November 3, 1994. See Item 1, "Business", for a discussion regarding the change of ownership of the Investment and Administrative General Partners.

Based on a review of Forms 3 and 4 and amendments thereto furnished to Registrant pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") during its most recent fiscal year and Forms 5 and amendments thereto furnished to Registrant with respect to its most recent fiscal year and written representations received pursuant to Item 405(b)(2)(i) of Regulation S-K, none of the General Partners, directors or officers of the General Partners or beneficial owners of more than 10% of the Units failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal or prior fiscal years. However, no written representations were received from the partners of the former Associate General Partner.

As of March 15, 1997, the executive officers and directors of the Administrative Partner were as follows:

                                                                        Has Served as a Director
                                                                        Director and/or
Name                        Age       Position                          Officer Since
----                        ---       --------                          -------------
Joseph M. Jacobs            43        Director and President                 November 1994
-------------------------------------------------------------------------------------------------
Jay L. Maymudes             36        Director,  Vice  President,            November 1994
                                      Secretary and Treasurer
-------------------------------------------------------------------------------------------------
Arthur H. Amron             40        Vice President and Assistant           November 1994
                                      Secretary
-------------------------------------------------------------------------------------------------
Robert Holtz                29        Vice President                         November 1994
-------------------------------------------------------------------------------------------------
Mark Plaumann               41        Vice President                         March 1995
-------------------------------------------------------------------------------------------------
Frederick Simon             42        Vice President                         February 1996
-------------------------------------------------------------------------------------------------

As of March 15, 1996, Frank Goveia is a Director of the Investment General Partner. As of February 1996, Frederick Simon is the President of the Investment General Partner. All other executive officers and directors are the same as in the Administrative General Partner.

Joseph M. Jacobs has been a director and President of Presidio since its formation in August 1994 and a Director, Chief Executive Officer, President and Treasurer of Resurgence Properties Inc., a company engaged in diversified real estate activities ("Resurgence"), since its formation in March 1994. As of January 1, 1996, Mr. Jacobs was a member and the President of Wexford. From May 1994 to December 1995, Mr. Jacobs was the President of Wexford Management Corp. From 1982 through May 1994, Mr. Jacobs was employed by, and since 1988 was the President of, Bear Stearns Real Estate Group, Inc., a firm engaged in all aspects of real estate, where he was responsible for the management of all activities, including maintaining worldwide relationships with institutional and individual real estate investors, lenders, owners and developers.

Jay L. Maymudes has been the Chief Financial Officer, a Vice President and Treasurer of Presidio since its formation in August 1994 and the Chief Financial Officer and a Vice President of Resurgence since July 1994, Secretary of Resurgence since January 1995 and Assistant Secretary from July 1994 to January 1995. Since January 1, 1996, Mr. Maymudes has been the Chief Financial Officer and a Senior Vice President of Wexford and was the Chief Financial Officer and a Vice President of Wexford Management Corp. from July 1994 to December 1995. He also is a Vice President of Wexford Capital. From December 1988 through June 1994, Mr. Maymudes was the Secretary and Treasurer, and since February 1990 was the Senior Vice President of Dusco, Inc., a real estate investment advisor, where he was responsible for all financial, tax, treasury and financing functions.

Arthur H. Amron has been a Vice President of certain subsidiaries of Presidio since November 1994. Since January 1996, Mr. Amron has been a Senior Vice President and the General Counsel of Wexford. Also, from November 1994 to December 1995, Mr. Amron was the General Counsel and, since March 1995, a Vice President of Wexford Management Corp. From 1992 through November 1994, Mr. Amron was an attorney with the law firm of Schulte, Roth and Zabel. Previously, Mr. Amron was an attorney with the law firm of Debevoise & Plimpton.

Robert Holtz has been a Vice President and Secretary of Presidio since its formation in August 1994 and a Vice President and Assistant Secretary of Resurgence since its formation in March 1994. Since January 1, 1996, Mr. Holtz has been a Senior Vice President and member of Wexford and was a Vice President of Wexford Management Corp. from May 1994 to December 1995. From 1989 through May 1994, Mr. Holtz was employed by, and since 1993 was a Vice President of, Bear Stearns Real Estate Group, Inc., where he was responsible for analysis, acquisitions and management of the assets owned by Bear Stearns Real Estate and its clients.

Mark Plaumann has been a Senior Vice President of Wexford since January 1996. From February 1995 through December 1995, Mr. Plaumann had been a Senior Vice President of Wexford Management Corp. Mr. Plaumann was employed by Alvarez and Marsel, Inc. as a Managing Director from February 1990 through January 1995, by American Healthcare Management Inc. from February 1985 to January 1990 and by Ernst & Young from January 1973 to February 1985.

Frederick Simon was a Senior Vice President of Wexford Management Corp. from November 1995 to December 1995. Since January 1996, Mr. Simon has been a Senior Vice President of Wexford. He is also a Vice President of Resurgence. From January 1994 through November 1995, Mr. Simon was an independent real estate investor. From 1984 through 1993, Mr. Simon was Executive Vice President and a Partner of Greycoat Real Estate Corporation, the United States arm of Greycoat PLC, a London stock exchange real estate investment and development company.

Frank Goveia has been the Chief Operating Officer and Senior Vice President of Wexford since January 1996. From July 1994 to December 1995, Mr. Goveia was a Vice President of Wexford Management Corp. Mr. Goveia was associated with Integrated from February 1983 to November 1994, and was a Senior Vice President since 1990, primarily involved in financial reporting and controls.

All of the directors will hold office until the next annual meeting of the stockholders of the Administrative and the Investment General Partner, as the case may be, and until their successors are elected and qualified.

There are no family relationships between any executive officer and any other executive officer or any director of the Administrative General Partner or of the Investment General Partner.

Many of the above officers, directors and partners of the Investment General Partner, the Administrative General Partner and the current Associate General Partner are also officers and/or directors of the general partners of other public partnerships affiliated with Presidio or of various subsidiaries of Presidio.

In December 1994, Z Square G Partners II, the former Associate General Partner, notified Registrant of its withdrawal as Associate General Partner. The withdrawal became effective, after 60 days prior written notice to Limited Partners, on February 28, 1995. Upon the effective date of such withdrawal, Presidio Associate GP Corp. became the successor Associate General Partner. As of March 1, 1997 the names of, as well as the positions held by the officers and directors of the Associate General Partner were as follows:

                                                                             Has Served as a Director
                                                                                Director and/or
Name                        Age       Position                                  Officer Since
----                        ---       --------                                  -------------
Robert Holtz                29        President and Director                          March 1995
------------------------------------------------------------------------------------------------------
Mark Plaumann               41        Director and Vice President                     March 1995
------------------------------------------------------------------------------------------------------
Jay L. Maymudes             36        Vice President, Secretary and Treasurer         March 1995
----------------------------------- ------------------------------------------------------------------
Arthur H. Amron             40        Vice President and Assistant Secretary          March 1995
---------------------------------- -------------------------------------------------------------------

See the biographies of the above named officers and directors in the preceding section.


Item 11.         Executive Compensation

Registrant is not required to and did not pay remuneration to the officers and directors of the Investment General Partner, the Administrative General Partner or the general partners of the former or current Associate General Partner. Certain executive officers and directors of the General Partners receive compensation from the General Partners and/or their affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant; however, the Administrative General Partner believes that any compensation attributable to services performed for Registrant is not material. See Item 13, "Certain Relationships and Related Transactions."

Item 12.         Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1997, no person owned of record or was known by Registrant to own beneficially more than 5% of the Units of Registrant.

As of March 1, 1997, neither of the General Partners nor their officers and directors were known by Registrant to beneficially own Units or shares of Presidio, the parent of the General Partners.

As of March 1, 1997 there were 8,766,569 outstanding Class A shares of Presidio common stock (the "Shares"). The following table sets forth certain information known to Registrant with respect to beneficial ownership of the Shares as of March 1, 1997, by each person who beneficially owns 5% or more of the Shares, U.S. $.01 par value. The holders of Class A Shares are entitled to elect three out of the five members of the Presidio's Board of Directors with the remaining two directors being elected by holders of the Class B Shares, U.S.
$.01 par value of Presidio.

                                              Beneficial  Ownership
Name of Beneficial Owner                       Number of Shares          Percentage Outstanding
------------------------                       ----------------          ----------------------
Thomas F. Steyer/Fleur A. Fairman                  4,553,560(1)                 51.8%
------------------------------------------------------------------------------------------------
John M. Angelo/Michael L. Gordon                   1,231,762(2)                 14.0%
------------------------------------------------------------------------------------------------
Intermarket Corp.                                  1,000,918(3)                 11.4%
------------------------------------------------------------------------------------------------
M.H. Davidson & Company                              474,205(4)                  5.4%

(1)    As the  managing  partners of each of  Farallon  Capital  Partners,  L.P.
       ("FCP"), Farallon Capital Institutional Partners, L.P. ("FCIP"), Farallon
       Capital Institutional Partners II, L.P. ("FCIP II") and Tinicum Partners,
       L.P. ("Tinicum"),  (collectively, the "Farallon Partnerships"),  may each be deemed to own  beneficially for purposes of Rule 13d-3 of the Exchange
       Act  the   1,397,318,   1,610,730,   607,980  and  241,671  shares  held,
       respectively, by each of such Farallon Partnerships.

       Farallon Capital Management, LLC ("FCMLLC"), the investment advisor to certain discretionary accounts which collectively hold 695,861 shares and Enrique H. Boilini, David I. Cohen, Joseph F. Downes, Jason M. Fish,
       Andrew B. Fremder, William F. Mellin, Steven L. Millham, Meridee A. Moore and Thomas F. Steyer, as a managing member of FCMLLC (collectively, the "Managing Members") may be deemed to be the beneficial owner of all of the shares owned by such discretionary accounts. FCMLLC and each Managing
       Member disclaims any beneficial ownership of such shares.

       Farallon Partners,  LLC ("FPLLC") (the general partner of FCP, FCIP, FCIP
       II and Tinicum),  and each of Fleur A. Fairman,  Mr. Boilini,  Mr. Cohen,
       Mr. Downes, Mr. Fish, Mr. Fremder, Mr. Mellin, Mr. Millham, Ms. Moore and
       Mr. Steyer, each as managing member of FPLLC (collectively, the "Managing
       Members"), may be deemed to be the beneficial owner of all of the shares owned by FCP, FCIP, FCIP II and Tinicum. FPLLC and each managing Member disclaims any beneficial ownership of such shares.

(2)    John  M.  Angelo  and  Michael  L.  Gordon,   the  general  partners  and
       controlling persons of AG Partners, L.P., which is the general partner of
       Angelo,  Gordon & Co., L.P., may be deemed to have  beneficial  ownership under  Section 13(d) of the Exchange Act of the  securities  beneficially owned by Angelo, Gordon & Co., L.P. and its affiliates.  Angelo, Gordon &
       Co., L.P., a registered investment advisor,  serves as general partner of various  limited  partnerships  and as investment  advisor of third party accounts with power to vote and direct the  disposition of Class A Shares owned by such limited partnerships and third party accounts.

(3)    Intermarket   Corp.   serves  as  General  Partner  for  certain  limited
       partnerships  and as  investment  advisor  to  certain  corporations  and foundations. As a result of such relationships,  Intermarket Corp. may be deemed  to have the  power to vote and the  power to  dispose  of Class A shares held by such partnerships, corporations and foundations.

(4)    Marvin H. Davidson,  Thomas L. Kempner Jr.,  Stephen M. Dowicz,  Scott E.
       Davidson and Michael J. Leffell, the general partners, members and stockholders of certain entities that are general partners or investment advisors of Davidson Kempner Endowment Partners, L.P., Davidson Kempner
       Partners,  L.P.,  Davidson  Kempner  Institutional  Partners,  L.P., M.H.
       Davison and Co. Davidson Kempner  International Ltd.  (collectively,  the
       "Investment Funds"), may be deemed to be the beneficial owners under Sections 13(d) of the Exchange Act of the securities beneficially owned by the Investment Funds and their affiliates.

       In  addition,   Mr.  Kempner  owns  800  shares  and  may  be  deemed  to
       beneficially  own  certain  securities  held by certain  foundations  and trusts. Mr. Kempner disclaims beneficial ownership of such shares.


All of Presidio's Class B Shares are owned by IR Partners. Such Class B Shares are convertible in certain circumstances into 1,200,000 Class A Shares; however, such shares are not convertible at present. IR Partners is a general partnership whose general partners are Steinhardt Management, certain of its affiliates and accounts managed by it and Roundhill Associates. Roundhill Associates, is a limited partnership whose general partner is Charles E. Davidson, the principal of Presidio Management, the Chairman of the Board of Presidio and a Member of Wexford. Joseph M. Jacobs, the Chief Executive Officer and President of Presidio and a Member and the President of Wexford, has a limited partner's interest in Roundhill Associates. Pursuant to Rule 13d-3 under the Exchange Act, each of Michael H. Steinhardt, the controlling person of Steinhardt Management and its affiliates and Charles E. Davidson may be deemed to be beneficial owners of such 1,200,000 shares.

Shares held by each Class A Director of Presidio were issued pursuant to a Memorandum of Understanding Regarding Compensation of Class A Directors of Presidio. (See "Executive Compensation - Compensation of Directors.")

The address of Thomas F. Steyer and the other individuals mentioned in footnote 1 to the table above (other than Fleur A. Fairman) is c/o Farallon Capital Partners, L.P., One Maritime Plaza, San Francisco, California 94111 and the address of Fleur A. Fairman is c/o Farallon Capital Management, Inc., 800 Third Avenue, 40th Floor, New York, New York 10022. The address of Angelo, Gordon & Co., L.P. and its affiliates is 245 Park Avenue, 26th Floor, New York, New York 10167. The address for Intermarket Corp. Is 667 Madison Avenue, New York, New York 10021. The address of M.H. Davidson is 885 Third Avenue, New York, New York 10022.

Item 13.         Certain Relationships and Related Transactions

The General Partners have, during Registrant's year ended December 31, 1996, earned or received compensation or payments for services from or with respect to Registrant or Integrated as follows:

Name of Recipient                Capacity in Which Served               Compensation
-----------------                ------------------------               ------------

Resources Capital Corp.          Servicing of Mortgage Loans          $    93,527 (1)
-------------------------------- ------------------------------------ --------------------
Resources Capital Corp.          Management of Registrants' Assets    $   162,567 (2)
-------------------------------- ------------------------------------ --------------------
Resources Capital Corp.          General Partner                      $   348,582 (3)
-------------------------------- ------------------------------------ --------------------
RAM Funding, Inc.                General Partner                      $     3,557 (3)
-------------------------------- ------------------------------------ --------------------
Presidio AGP Corp.               General Partner                      $     3,557 (3)
-------------------------------- ------------------------------------ --------------------

(1) This amount represents fees (and interest) earned during 1996 by the Administrative General Partner for servicing Mortgage Loans, which fees equal 1/4 of 1% of the outstanding principal amount of the Mortgage Loans. Payment of this fee is deferred until disposition of the applicable Mortgage Loan, with interest on the amount deferred at 10% per annum, compounded annually.

(2)        This amount  represents fees (and interest) earned during 1996 by the
           Administrative   General   Partner  for   managing   the  affairs  of
           Registrant,  which  fees  equal 1/4 of 1% of the Net Asset  Value per
           annum  of  Registrant   (as  defined  in   Registrant's   Partnership
           Agreement).  Payment of this fee is deferred until disposition of the
           Mortgage Loans commences, with interest on the amount deferred at 10%
           per annum compounded annually.

(3) The General Partners, pursuant to the Partnership Agreement, are entitled to receive 5% of Registrant's income, loss, capital and distributions (4.8% to the Administrative General Partner, .1% to the Investment General Partner and .1% to the Associate General Partner) including, without limitation, Registrant's cash flow from operations and disposition proceeds. Generally, no distributions are expected to be made from operations inasmuch as all interest and principal due on the Mortgage Loans is deferred until maturity and distributions attributable to principal and interest payments are not expected to be made, unless there are prepayments of Mortgage Loans. In addition, for the year ended December 31, 1996, the General Partners were allocated taxable loss of $139,565, representing $136,773 to the Administrative General Partner, $1,396 to the Investment General
           Partner and $1,396 to the Associate General Partner.

In addition, certain officers and directors of the General Partners receive compensation from the General Partners and/or their affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant.

PART IV


Item 14.     Exhibits,  Financial Statement Schedules and Reports on Form 8-K
             (a)(1) Financial Statements

             See Item 8, "Financial Statements and Supplementary Data."

(a)(2)       Financial Statement Schedules


III.         Real Estate and Accumulated Depreciation (with notes)

All other schedules have been omitted because they are inapplicable, not required, or the information is included in the Financial Statements or Notes thereto.

(a)(3)     Exhibits:

3. Amended and Restated Certificate of Limited Partnership (incorporated by reference to Exhibit 3B to Amendment No. 1 to the Registration Statement on Form S-11 (No. 33-00836) dated January 28, 1986 (Such Registration Statement, as amended, is referred to herein as the "Registration Statement")).

4. (A) Amended and Restated Partnership Agreement of Registrant dated as of September 25, 1985 ("Partnership Agreement") (incorporated by Reference to Exhibit 3A to the Registration Statement).

           (B)  Amendment to  Partnership  Agreement  dated as of March 10, 1986
           (incorporated   by  reference  to  Exhibit  3(a)  to  Post  Effective
           Amendment No. 1 to the Registration Statement).

           (C) Amendment to Partnership Agreement dated as of April 1, 1988 (incorporated by reference to Exhibit 4(c) of Registrant's Annual Report on Form 10-K for the period ended December 31, 1988 (hereinafter referred to as the "1988 10-K")).

           (D) Amendment to Partnership Agreement dated as of January 23, 1989 (incorporated by reference to Exhibit 4(D) of 1988 10-K).

           (E) Amendment to Partnership Agreement dated as of July 31, 1991 (incorporated by reference to Exhibit 4(E) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991).

10.        (A)  Mortgage   Services   Agreement   between   Registrant  and  the
           Administrative General Partner (incorporated by reference to Exhibit 10B to the Registration Statement).

           (B) Agreement among the Administrative General Partner, the Associate General Partner and Integrated Resources, Inc. (incorporated by reference to Exhibit 10C to the Registration Statement).

           (C) Agreement dated as of March 1, 1986 among Registrant, the Administrative General Partner, the Investment General Partner and Rosenberg and Rosenberg, P.C. (incorporated by reference to Exhibit 10D to Post Effective No. 1 to the Registration Statement). (D) Amendment to Agreement dated as of June 20, 1990 among Registrant, the Administrative General Partner, the Investment General Partner and Rosenberg and Rosenberg, P.C. (incorporated by reference to Exhibit 10(D) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

           (E) Assignment dated April 25, 1986 by MAR Corp. to Registrant of the Amendment and Restatement of Deed of Trust and Replacement Deed of Trust Note Second Note and Second Mortgage (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated May 15, 1986).

           (F) Replacement Deed of Trust Note dated as of December 20, 1985, payable by Berkeley Western Associates Limited Partnership to the order of Resources Real Estate Finance Group, Inc. in the original principal amount of $2,250,000 (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated May 15, 1986).

           (G) Amendment and Restatement of Deed of Trust and Assignment of Rents entered into as of February 28, 1986 between Berkeley Western Associates Limited Partnership and Resources Real Estate Finance Group, Inc. (incorporated by reference to Exhibit 10(c) to Registrant's Current Report on Form 8-K dated May 15, 1986).

           (H) Assignment dated April 1, 1986 by Resources Real Estate Finance Group, Inc., to Registrant of the Amendment and Restatement Deed of Trust Note Second Note and Second Mortgage (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated August 5, 1986).

           (I) Deed of Trust Note dated as of April 1, 1986, payable by Stockfield Associates Limited Partnership to the order of Resources Real Estate Finance Group, Inc. in the original principal amount of $4,200,000 (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated August 5, 1986).

           (J) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing entered into as of April 1, 1986 between Stockfield Associates Limited Partnership and Resources Real Estate Finance Group, Inc. (incorporated by reference to Exhibit 10(c) to Registrant's Current Report on Form 8-K dated August 5, 1986).

           (K) Mortgage Note dated December 16, 1987 in the amount of $975,000 made by Big Valley Associates and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated February 10, 1988).

           (L) Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Big Valley Associates and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated February 10, 1988).

           (M) NW Settlement Agreement, attached as an exhibit to the Third Amended Plan of Reorganization of BP Shopping Center Associates Limited Partnership, dated November 10, 1992, confirmed by an Order of the U.S. Bankruptcy Court, District of Connecticut, entered November 13, 1992 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (N) Settlement Agreement, dated as of July 27, 1993, among Boram Corp., Pierre Property Corporation, Enmass, Inc. (successor by merger to Gram-Brent Corp.), the Bank of New York and Registrant incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

           (O) Full Release of Liens and Intercreditor Agreement, dated December 4, 1992, executed by Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1992). (P) Release, dated December 22, 1992, by The Northwestern Mutual Life Insurance Company in favor of Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (Q) Release, dated December 4, 1992, by Registrant in favor of The Northwestern Mutual Life Insurance Company (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (R) Certificate of Participation, dated December 28, 1992, issued to Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (S) Amended and Restated Mortgage Note dated January 1, 1988 in the amount of $3,000,000 between Research Triangle Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated February 17,
           1988).

           (T) Seven Modifications of Deeds of Trust, Security Agreements and Financing Statements dated January 1, 1988 between Research Triangle Associates and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated February 17, 1988).

           (U) Note dated as of January 1, 1988 between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated February 17, 1988).

           (V) Leasehold Deed of Trust, Assignment of Rents, Security Agreements and Fixtures dated January 1, 1988 between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated February 17, 1988).

           (W) First Amendment to Note, Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 26, 1990 between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(Y) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

           (X) Second Amendment to Note, Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 29, 1992, between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (Y) Subordination Agreement dated as of December 26, 1990 between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(Z) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

           (Z) Subordination Agreement dated as of December 29, 1992, between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (AA) Intercreditor Agreement dated as of December 26, 1990 between Airport Center Associates Limited Partnership, Registrant and General Electric Capital Corporation (incorporated by reference to Exhibit 10(AA) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

           (BB) Letter Agreement dated as of December 26, 1990 between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(BB) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990). (CC) Termination Agreement dated December 29, 1992, between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (DD) Release dated December 29, 1992, by Airport Center Associates Limited in favor of Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (EE) Release dated December 29, 1992, by Registrant in favor of Airport Center Associates Limited (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (FF) Note dated as of January 1, 1988 in the amount of $5,000,000 between Clovine Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated February 23, 1988).

           (GG) Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Clovine Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated February 23, 1988).

           (HH) Note dated as of February 24, 1988 in the amount of $3,030,000 made by Park Place Associates and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated March 9, 1988).

           (II) Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Park Place Associates and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated March 9, 1988).

           (JJ) Registered Note dated August 26, 1988 in the amount of $6,045,832 made by Lenox Tower Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated August 26, 1988).

           (KK) Assignment of Leases and Rents between Lenox Towers Associates and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated August 26, 1988).

           (LL) Deed to Secure Debt and Security Agreement between Lenox Towers Associates and Registrant (incorporated by reference to Exhibit 10(c) to Registrant's Current Report on Form 8-K dated August 26, 1988).

           (MM) Note dated June 16, 1988 between Registrant and West Palm Associates Limited Partnership (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated June 22,
           1988).

           (NN) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated June 16, 1988 between Registrant and West Palm Associates Limited Partnership (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated June 22,
           1988).

           (OO) Note dated June 29, 1988 between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated June 30, 1988).

           (PP) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated June 30, 1988). (QQ) Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(c) to Registrant's Current Report on Form 8-K dated June 30, 1988).

           (RR) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(d) to Registrant's Current Report on Form 8-K dated June 30, 1988).

           (SS) Note dated as of June 22, 1988 in the amount of $1,800,000 made by Tri-State Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated June 22, 1988).

           (TT) Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Tri-State Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b)(1) to Registrant's Current Report on Form 8-K dated June 22, 1988).

           (UU) Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Tri-State Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b)(2) to Registrant's Current Report on Form 8-K dated June 22, 1988).

           (VV) Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Tri-State Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b)(3) to Registrant's Current Report on Form 8-K dated June 22, 1988).

           (WW) Loan Acquisition and Participation Agreement dated August 1, 1995 between 800 Park Group, 600 Park Group, 500 Park Group, 400 Park Group, 200 Park Group, Teer Shareholders, and Registrant.

           (XX) Amended and Restated Note between Big Valley Associates and Registrant dated November 21, 1996.*

(b)        Reports on Form 8-K

           Registrant filed the following reports on Form 8-K during the last quarter of the fiscal year:

           None.

           *  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1997.


RESOURCES ACCRUED MORTGAGE
INVESTORS L.P. - SERIES 86


By:        RESOURCES CAPITAL CORP.
           Administrative General Partner
                                                                Date

By:        /s/ Joseph M. Jacobs                              March 29, 1997
           --------------------
           Joseph M. Jacobs
           President


By:        RAM FUNDING
           Investment General Partner


By:        /s/ Frederick Simon                               March 29, 1997
           -------------------
           Frederick Simon
           President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in their capacities (with respect to The Administrative and Investment General Partners) and on the dates indicated.


   Signature                            Title                          Date
   ---------                            -----                          ----

/s/ Joseph M. Jacobs           Director and President             March 29, 1997
--------------------           (Principal Executive Officer)
Joseph M. Jacobs

/s/ Frank Goveia               Director and Vice President        March 29, 1997
----------------
Frank Goveia

/s/ Jay L. Maymudes            Director, Vice President,          March 29, 1997
-------------------            Secretary and Treasurer
Jay L. Maymudes                (Principal Financial Officer
                               and Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
-------

3. Amended and Restated Certificate of Limited Partnership (incorporated by reference to Exhibit 3B to Amendment No. 1 to the Registration Statement on Form S-11 (No. 33-00836) dated January 28, 1986 (Such Registration Statement, as amended, is referred to herein as the "Registration Statement")).

4. (A) Amended and Restated Partnership Agreement of Registrant dated as of September 25, 1985 ("Partnership Agreement") (incorporated by Reference to Exhibit 3A to the Registration Statement).

           (B)  Amendment to  Partnership  Agreement  dated as of March 10, 1986
           (incorporated   by  reference  to  Exhibit  3(a)  to  Post  Effective
           Amendment No. 1 to the Registration Statement).

           (C) Amendment to Partnership Agreement dated as of April 1, 1988 (incorporated by reference to Exhibit 4(c) of Registrant's Annual Report on Form 10-K for the period ended December 31, 1988 (hereinafter referred to as the "1988 10-K")).

           (D) Amendment to Partnership Agreement dated as of January 23, 1989 (incorporated by reference to Exhibit 4(D) of 1988 10-K).

           (E) Amendment to Partnership Agreement dated as of July 31, 1991 (incorporated by reference to Exhibit 4(E) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991).

10.        (A)  Mortgage   Services   Agreement   between   Registrant  and  the
           Administrative General Partner (incorporated by reference to Exhibit 10B to the Registration Statement).

           (B) Agreement among the Administrative General Partner, the Associate General Partner and Integrated Resources, Inc. (incorporated by reference to Exhibit 10C to the Registration Statement).

           (C) Agreement dated as of March 1, 1986 among Registrant, the Administrative General Partner, the Investment General Partner and Rosenberg and Rosenberg, P.C. (incorporated by reference to Exhibit 10D to Post Effective No. 1 to the Registration Statement).

           (D) Amendment to Agreement dated as of June 20, 1990 among Registrant, the Administrative General Partner, the Investment General Partner and Rosenberg and Rosenberg, P.C. (incorporated by reference to Exhibit 10(D) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

           (E) Assignment dated April 25, 1986 by MAR Corp. to Registrant of the Amendment and Restatement of Deed of Trust and Replacement Deed of Trust Note Second Note and Second Mortgage (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated May 15, 1986).

           (F) Replacement Deed of Trust Note dated as of December 20, 1985, payable by Berkeley Western Associates Limited Partnership to the order of Resources Real Estate Finance Group, Inc. in the original principal amount of $2,250,000 (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated May 15, 1986).

           (G) Amendment and Restatement of Deed of Trust and Assignment of Rents entered into as of February 28, 1986 between Berkeley Western Associates Limited Partnership and Resources Real Estate Finance Group, Inc. (incorporated by reference to Exhibit 10(c) to Registrant's Current Report on Form 8-K dated May 15, 1986).

           (H) Assignment dated April 1, 1986 by Resources Real Estate Finance Group, Inc., to Registrant of the Amendment and Restatement Deed of Trust Note Second Note and Second Mortgage (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated August 5, 1986).

           (I) Deed of Trust Note dated as of April 1, 1986, payable by Stockfield Associates Limited Partnership to the order of Resources Real Estate Finance Group, Inc. in the original principal amount of $4,200,000 (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated August 5, 1986).

           (J) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing entered into as of April 1, 1986 between Stockfield Associates Limited Partnership and Resources Real Estate Finance Group, Inc. (incorporated by reference to Exhibit 10(c) to Registrant's Current Report on Form 8-K dated August 5, 1986).

           (K) Mortgage Note dated December 16, 1987 in the amount of $975,000 made by Big Valley Associates and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated February 10, 1988).

           (L) Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Big Valley Associates and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated February 10, 1988).

           (M) NW Settlement Agreement, attached as an exhibit to the Third Amended Plan of Reorganization of BP Shopping Center Associates Limited Partnership, dated November 10, 1992, confirmed by an Order of the U.S. Bankruptcy Court, District of Connecticut, entered November 13, 1992 (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (N) Settlement Agreement, dated as of July 27, 1993, among Boram Corp., Pierre Property Corporation, Enmass, Inc. (successor by merger to Gram-Brent Corp.), the Bank of New York and Registrant incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

           (O) Full Release of Liens and Intercreditor Agreement, dated December 4, 1992, executed by Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (P) Release, dated December 22, 1992, by The Northwestern Mutual Life Insurance Company in favor of Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (Q) Release, dated December 4, 1992, by Registrant in favor of The Northwestern Mutual Life Insurance Company (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (R) Certificate of Participation, dated December 28, 1992, issued to Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (S) Amended and Restated Mortgage Note dated January 1, 1988 in the amount of $3,000,000 between Research Triangle Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated February 17,
           1988).

           (T) Seven Modifications of Deeds of Trust, Security Agreements and Financing Statements dated January 1, 1988 between Research Triangle Associates and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated February 17, 1988).

           (U) Note dated as of January 1, 1988 between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated February 17, 1988).

           (V) Leasehold Deed of Trust, Assignment of Rents, Security Agreements and Fixtures dated January 1, 1988 between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated February 17, 1988).

           (W) First Amendment to Note, Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 26, 1990 between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(Y) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

           (X) Second Amendment to Note, Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 29, 1992, between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (Y) Subordination Agreement dated as of December 26, 1990 between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(Z) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

           (Z) Subordination Agreement dated as of December 29, 1992, between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (AA) Intercreditor Agreement dated as of December 26, 1990 between Airport Center Associates Limited Partnership, Registrant and General Electric Capital Corporation (incorporated by reference to Exhibit 10(AA) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

           (BB) Letter Agreement dated as of December 26, 1990 between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(BB) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

           (CC) Termination Agreement dated December 29, 1992, between Airport Center Associates Limited Partnership and Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (DD) Release dated December 29, 1992, by Airport Center Associates Limited in favor of Registrant (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (EE) Release dated December 29, 1992, by Registrant in favor of Airport Center Associates Limited (incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

           (FF) Note dated as of January 1, 1988 in the amount of $5,000,000 between Clovine Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated February 23, 1988).

           (GG) Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Clovine Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated February 23, 1988).

           (HH) Note dated as of February 24, 1988 in the amount of $3,030,000 made by Park Place Associates and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated March 9, 1988).

           (II) Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Park Place Associates and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated March 9, 1988).

           (JJ) Registered Note dated August 26, 1988 in the amount of $6,045,832 made by Lenox Tower Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated August 26, 1988).

           (KK) Assignment of Leases and Rents between Lenox Towers Associates and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated August 26, 1988).

           (LL) Deed to Secure Debt and Security Agreement between Lenox Towers Associates and Registrant (incorporated by reference to Exhibit 10(c) to Registrant's Current Report on Form 8-K dated August 26, 1988).

           (MM) Note dated June 16, 1988 between Registrant and West Palm Associates Limited Partnership (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated June 22,
           1988).

           (NN) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated June 16, 1988 between Registrant and West Palm Associates Limited Partnership (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated June 22,
           1988).

           (OO) Note dated June 29, 1988 between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated June 30, 1988).

           (PP) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated June 30, 1988).

           (QQ) Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(c) to Registrant's Current Report on Form 8-K dated June 30, 1988).

           (RR) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(d) to Registrant's Current Report on Form 8-K dated June 30, 1988).

           (SS) Note dated as of June 22, 1988 in the amount of $1,800,000 made by Tri-State Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated June 22, 1988).

           (TT) Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Tri-State Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b)(1) to Registrant's Current Report on Form 8-K dated June 22, 1988).

           (UU) Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Tri-State Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b)(2) to Registrant's Current Report on Form 8-K dated June 22, 1988). \pnf5
           (VV) Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Tri-State Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b)(3) to Registrant's Current Report on Form 8-K dated June 22, 1988).

           (WW) Loan Acquisition and Participation Agreement dated August 1, 1995 between 800 Park Group, 600 Park Group, 500 Park Group, 400 Park Group, 200 Park Group, Teer Shareholders, and Registrant.

           (XX) Amended and Restated Note between Big Valley Associates and Registrant dated November 21, 1996.*

           * Filed herewith