Form 10-Q
period 1997-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 1997-05-15
CIK 779231

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997

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

                           FORM 10-Q - MARCH 31, 1997



                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

           BALANCE SHEETS - March 31, 1997 and December 31, 1996


           STATEMENTS OF OPERATIONS - For the three months ended
                 March 31, 1997 and 1996


           STATEMENT OF PARTNERS' EQUITY - For the three months ended
                 March 31, 1997


           STATEMENTS OF CASH FLOWS - For the three months ended
                 March 31, 1997 and 1996


           NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1  - LEGAL PROCEEDINGS

      ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                   RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                      BALANCE SHEETS



                                                                March 31,    December 31,
                                                                  1997           1996
                                                              -----------    -----------
ASSETS

     Investments in mortgage loans (net of an allowance
        for loan losses of $19,353,198 and $17,012,938) ..    $ 2,770,110    $11,953,520
     Cash and cash equivalents ...........................     10,784,098      3,769,118
     Real estate - net ...................................      3,719,332      3,730,284
     Other assets ........................................         82,942         87,327
                                                              -----------    -----------

                                                              $17,356,482    $19,540,249
                                                              ===========    ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Mortgage loan payable ...............................    $ 3,554,205    $ 3,570,723
     Due to affiliates ...................................      2,188,374      2,123,481
     Accounts payable and accrued expenses ...............        144,214        175,366
                                                              -----------    -----------

            Total liabilities ............................      5,886,793      5,869,570
                                                              -----------    -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (as restated) (330,004 units
        issued and outstanding) ..........................     10,896,255     12,987,195
     General partners' equity (as restated) ..............        573,434        683,484
                                                              -----------    -----------

            Total partners' equity .......................     11,469,689     13,670,679
                                                              -----------    -----------

                                                              $17,356,482    $19,540,249
                                                              ===========    ===========

                            See notes to fiancial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF OPERATIONS


                                                      For the three months ended
                                                                March 31,
                                                     ---------------------------
                                                          1997            1996
                                                     -----------     -----------
 Revenues
      Operating income - real estate ............    $   276,667     $   382,513
      Short-term investment interest ............         78,156          48,129
      Mortgage loans interest income ............         74,910            --
      Other income ..............................         36,032          38,455
                                                     -----------     -----------

                                                         465,765         469,097
                                                     -----------     -----------

 Costs and expenses
      Provision for loan losses .................      2,340,260            --
      Operating expenses - real estate ..........        112,017         246,122
      Mortgage loan interest expense ............         84,585          86,076
      General and administrative expenses .......         42,000          72,250
      Asset management fees .....................         41,870          42,065
      Mortgage servicing fees ...................         23,023          22,523
      Depreciation expense ......................         23,000          22,000
                                                     -----------     -----------

                                                       2,666,755         491,036


 Net loss .......................................    $(2,200,990)    $   (21,939)
                                                     ===========     ===========

Net loss attributable to
   Limited partners .............................    $(2,090,940)    $   (20,842)
   General partners .............................       (110,050)         (1,097)
                                                     -----------     -----------

                                                     $(2,200,990)    $   (21,939)
                                                     ===========     ===========

Net loss per unit of limited partnership interest
  (330,004 units outstanding) ...................    $     (6.34)    $      (.06)
                                                     ===========     ===========

                       See notes to financial statements.

                  RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                              STATEMENT OF PARTNERS' EQUITY



                                              General         Limited          Total
                                             Partners'        Partners'       Partners'
                                              Equity           Equity          Equity
                                          ------------     ------------     ------------

Balance, January 1, 1997 .............    $ (3,440,567)    $ 17,111,246     $ 13,670,679

Reallocation of partners' equity .....       4,124,051       (4,124,051)          --
                                          ------------     ------------     ------------

Balance, January 1, 1997 (as restated)         683,484       12,987,195       13,670,679

Net loss for the three months ended
    March 31, 1997 ...................        (110,050)      (2,090,940)      (2,200,990)
                                          ------------     ------------     ------------

Balance, March 31, 1997 ..............    $    573,434     $ 10,896,255     $ 11,469,689
                                          ============     ============     ============



                            See notes to financial statements.

                        RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                      STATEMENTS OF CASH FLOWS

                                                                        For the three months ended
                                                                                  March 31,
                                                                      -----------------------------
                                                                           1997              1996
                                                                      ------------     ------------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities
     Net  loss ...................................................    $ (2,200,990)    $    (21,939)
     Adjustments to reconcile net loss to net cash
        provided by operating activities
            Provision for loan losses ............................       2,340,260             --
            Mortgage loan interest accrued .......................         (18,847)            --
            Depreciation .........................................          23,000           22,000
            Deferred asset management and
               mortgage servicing fees, net of
               payments made .....................................          64,893          (22,239)


     Changes in assets and liabilities
        Other assets .............................................           4,385          (15,282)
        Accounts payable and accrued expenses ....................         (31,152)          63,137
                                                                      ------------     ------------

               Net cash provided by operating activities .........         181,549           25,677
                                                                      ------------     ------------

Cash flows from investing activities
     Principal payments on mortgage loan payable .................         (16,518)         (15,037)
     Additions to real estate ....................................         (12,048)            --
     Proceeds from repayment of mortage loans ....................       6,861,997             --
                                                                      ------------     ------------

               Net cash provided by (used in) investing activities       6,833,431          (15,037)
                                                                      ------------     ------------

Net increase in cash and cash equivalents ........................       7,014,980           10,640

Cash and cash equivalents, beginning of period ...................       3,769,118        4,035,754
                                                                      ------------     ------------

Cash and cash equivalents, end of period .........................    $ 10,784,098     $  4,046,394
                                                                      ============     ============

Supplemental disclosure of cash flow information
     Interest paid ...............................................    $     84,585     $     86,076
                                                                      ============     ============

                                 See notes to financial statements.

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     FORM 10-Q - MARCH 31, 1997

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investor, L.P. - Series 86 (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                                     FORM 10-Q - MARCH 31, 1997

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1997. Accordingly, the Partnership may provide additional losses in subsequent periods and such provisions could be material.

         A $2,340,260 allowance for loan losses was required for the three months ended March 31, 1997 to fully reserve for the Stockfield loan (Note 4). No allowance was required for the three months ended March 31, 1996.

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

         The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent periods and such provisions could be material.

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     FORM 10-Q - MARCH 31, 1997


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, RAM Funding, Inc., and the Administrative General Partner, Resources Capital Corp. are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation, also a wholly owned subsidiary of Presidio. The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may in the future, in direct competition with the Partnership. Wexford Management LLC, a company controlled by certain officers and directors of Presidio, performs management and administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. For the three months ended March 31, 1997 and 1996, reimbursable expenses paid to Wexford amounted to $6,639 and $15,166, respectively. Wexford Management LLC is engaged to perform similar services for other similar entities that may be in competition with the Partnership.

         The  Administrative  General  Partner is  entitled  to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement"). Payment of the asset management fee is deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $41,870 and $42,065, including accrued interest of $38,676 and $39,937 for the three months ended March 31, 1997 and 1996, respectively.

         The Administrative General Partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $23,023 and $22,523, including accrued interest of $13,669 and $12,328 for the three months ended March 31, 1997 and 1996, respectively.

         In May 1997, the Administrative General Partner was paid $58,898 which represented the mortgage servicing fee accrued for the Tri-State loan. In June 1996, the Administrative General Partner was paid $86,827 which represented the mortgage servicing fee previously accrued for the Research Triangle Loan.

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     FORM 10-Q - MARCH 31, 1997

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Amounts due to affiliates for asset management and mortgage servicing fees, consist of the following:

                                                   March 31,         December 31,
                                                     1997                1996
                                                  ----------          ----------
Asset management fee ...................          $1,588,908          $1,547,037
Mortgage servicing fee .................             599,466             576,444
                                                  ----------          ----------

                                                  $2,188,374          $2,123,481
                                                  ==========          ==========

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the Administrative General Partner, 0.1% to the Investment General Partner, and 0.1% to the Associate General Partner. For the three months ended March 31, 1997 and 1996 the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net losses of $107,848, $1,101 and $1,101 and $1,053, $22 and $22, respectively.

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

         The properties which collateralize the Partnership's mortgage loans have experienced varying degrees of operating problems. The Century Park, Clovine, Park Place, Lenox Towers and LAX loans were ultimately lost when the senior lenders foreclosed on the properties securing the Partnership's mortgage loans. The Brentwood Place, Berkeley Western, Big Valley and Boram loans have been restructured to allow the
         Partnership a possible equity participation in the future sales or refinancing of the properties. In February, 1997 the Partnership received $1,224,861 in full payment of an equity participation certificate relating to BP Shopping Center. The Research Triangle loan was exchanged for a participating interest in the cash flows from the senior loan on the property. This transaction will allow the
         Partnership to receive current cash flow on a monthly basis and possible additional proceeds in the event of a sale or refinancing. The 595 Madison, Tri-State and Bellekirk loans were repaid.

         The  Partnership  has  provided  for  these   contingencies,   in  some
         circumstances, by establishing an allowance for loan losses on its entire investment.

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     FORM 10-Q - MARCH 31, 1997

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

         In January 1997, the Partnership received the full contractual balance (including accrued interest) of the Tri-State loan of $5,685,024.

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

         On August 1, 1995 (the "Closing Date"), the Partnership entered into a Loan Acquisition and Participation Agreement (the "Agreement") with the owner of the Senior Wrap Mortgages, TEER Associates ("Teer"), whereas the Partnership conveyed its interest in the RT Loan to Teer in

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     FORM 10-Q - MARCH 31, 1997

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


         Research Triangle loan (continued)

         consideration of the grant of a RAM Participation Interest. The RAM Participation Interest is a twenty (20%) percent undivided interest in
         (i) the Wrap Cash Flow, which is all amounts received by Teer on account of the Senior Wrap Mortgages reduced by the sum of the senior loan payments and the amount of all reimbursable expenses attributable to the Senior Wrap Mortgages and (ii) the RAM Cash Flow, which is all amounts received by Teer under the RT Loan reduced by the amount of reimbursable expenses attributable to the RT Loan. Reimbursable expenses are costs and expenses of Teer in connection with the performance of all obligations under the Agreement, including the collection and enforcement of the Senior Wrap Mortgages and the RT Loans, the preservation of the collateral, the filing and prosecution of a complaint with respect to any of the above matters, etc. The Partnership granted Teer an option to purchase the RAM Participation Interest. Teer may exercise the purchase option at any time from the Closing Date through the third anniversary of the Closing Date. The option prices are as follows: (i) on or prior to the first anniversary, an amount equal to $1,750,000 (including cash payments received by the Partnership on the account of the RAM Participation Interest during the period following the Closing Date), (ii) on or prior to the second anniversary, an amount equal to $2,200,000 (including cash payments made on account of the RAM Participation Interest after the first anniversary date), (iii) on or prior to the third anniversary, an amount equal to $2,600,000 (including cash payments made on account of the RAM Participation Interest after the second anniversary date). TEER has not exercised its option to acquire the RAM Participation Interest.

         As a result of this transaction and an analysis of the value of the investment, it was determined that an additional allowance for loan losses was required for the value of the RT Loan in the amount of $1,260,000. The property securing the RT Loan was appraised in August 1995, and valued at $45,000,000. The Partnership's 20% interest in the excess of market value over the Senior Wrap Mortgage amounted to approximately $1,360,000. The carrying value prior to the additional allowance was approximately $2,620,000, resulting in a $1,260,000 allowance in August 1995. For the three months ended March 31, 1997 and 1996, the Partnership recorded $19,012 and $29,545, respectively, from the RAM Participation Interest, which amounts are included in other income in the accompanying statements of operations.

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     FORM 10-Q - MARCH 31, 1997

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Pike Creek loan

         The Pike Creek loan was originally a $975,000 third mortgage loan to Big Valley Associates, L.P. which bore interest at 13.4% per annum compounded monthly, and was scheduled to mature on December 31, 1999.

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

         Due to the uncertainty associated with the ultimate collectability of the Pike Creek loan, an additional allowance for loan losses in the amount of $946,000 was established during March 1995, which reduced the carrying value of the loan to $1,050,832.

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

                                     FORM 10-Q - MARCH 31, 1997

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

         Due to the uncertainty associated with the ultimate collectibility of the Stockfield loan, an additional allowance for loan losses in the amount of $2,106,000 was established in March 1995, which reduced the carrying value of the loan to $2,340,260. Stockfield's first mortgage matured on April 1, 1996 and, since that time, Stockfield was attempting to negotiate an extension or restructure the first mortgage. Stockfield was unable to reach an agreement with the first mortgage lender and the first mortgage lender has begun foreclosure proceedings. As a result, during the first quarter of 1997, the Partnership recorded a provision for loan losses for the entire carrying value of the Stockfield loan, which was $2,340,260.

         Brentwood Place loan

         The Brentwood Place loan was made to BP Shopping Center Associates ("BP Associates") in an original principal amount of $1,900,000 and was secured by a shopping center in Brentwood, Tennessee. Decreasing rental rates, combined with several merchant failures, created cash flow problems which in turn, caused BP Associates to default on their first mortgage debt service obligations to Northwestern Mutual Life Insurance Company ("Northwestern") in February 1991. BP Associates continued to have cash flow problems and its inability to restructure its existing indebtedness led to it filing for protection under Chapter 11 of the United States Bankruptcy Code on May 16, 1991. In December 1992, a Plan of Reorganization was approved by all creditor classes, including the Partnership, and confirmed by the Bankruptcy Court.

         Under the plan, title and control of the property was transferred to Northwestern which had the right to hold the property or sell it. The Partnership, and certain other unsecured creditors, received equity participation certificates of which the Partnership had a majority interest. The entire carrying value of this loan of $2,081,130 had been written off during 1990.

         In February 1997 the Partnership received $1,224,861 with respect to equity participation certificate due to the sale of the BP Shopping Center by Northwestern. In the fourth quarter of 1996, the Partnership recorded a recovery of prior loan losses to reflect this receipt.

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     FORM 10-Q - MARCH 31, 1997

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


         Information with respect to the Partnership's investments in mortgage loans is as follows:

                                                                                                              Date
                                            Interest     Compound            Loan        Maturity         Prepayment is
          Description                         Rate        Period             Date          Date            Permissable
          -----------                         ----        ------             ----          ----            -----------
Office Buildings
Berkeley Western (i)                         14.50%       Annual         20-Dec-85           (i)               (i)
     Berkely, CA
Stockfield Associates (b) (c)                14.50%       Annual         1-Apr-86         31-Mar-98          1-Apr-96
     Bakersfield, CA
Research Triangle (d) (i)                    13.675%      Monthly        1-Jan-88            (j)               (j)
     Raleigh Durham, NC

Shopping Centers
Big Valley Associates (d)(k)                 13.40%       Monthly        16-Dec-87        31-Dec-99          1-Jan-97
     Wilmington, DE
B.P. Associates (e)                          13.40%       Monthly        7-Jan-88            (e)               (e)
     Brentwood, TN
Boram (g)                                    14.50%       Annual         12-Feb-88           (g)               (g)
     Shreveport, LA

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     FORM 10-Q - MARCH 31, 1997


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                      Interest recognized
                                          Mortgage                      Mortgage    -----------------------
                                           Amount       Purchased      Placement     March 31,     1996 and
          Description                     Advanced       Interest        Fee           1997         Prior           Reserves
          -----------                     --------        --------       ---           ----         -----           --------
Office Buildings
Berkeley Western (i)                    2,250,000         $94,079     $ 137,483     $    -       $   -             $     -
     Berkely, CA
Stockfield Associates (b) (c)           4,200,000         137,142       254,378          -           89,000          (4,680,520)
     Bakersfield, CA
Research Triangle (d) (i)               3,000,000            -          175,953          -        2,068,560          (3,882,257)
     Raleigh Durham, NC

Shopping Centers
Big Valley Associates (d)(k)
     Wilmington, DE                     1,305,000            -           57,185       18,847      1,077,654          (1,050,832)
B.P. Associates (e)
     Brentwood, TN                      1,900,000            -          111,437          -           69,693              -
Boram (g)
     Shreveport, LA                     6,900,000            -          404,692          -          863,769              -

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     FORM 10-Q - MARCH 31, 1997


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                                 Contractual
                                                                Carrying value                    Balance (a)
                                                             -------------------------      -------------------------
                                         Write-offs,         March 31,        Dec. 31,      March 31,        Dec. 31,
          Description                  Net of recoveries      1997             1996         1997             1996
          -----------                  -----------------      ----             ----         ----             ----
Office Buildings
Berkeley Western (i)                    $ (2,481,562)        $    -       $    -               (i)               (i)
     Berkely, CA
Stockfield Associates (b) (c)                  -                  -         2,340,260       18,689,700       18,035,899
     Bakersfield, CA
Research Triangle (d) (i)                      -               1,362,256    1,362,256          (i)               (i)
     Raleigh Durham, NC

Shopping Centers
Big Valley Associates (d)(k)                   -               1,407,854    1,389,007          857,023          838,175
     Wilmington, DE
B.P. Associates (e)                         (856,269)             -         1,224,861          (e)               (e)
     Brentwood, TN
Boram (g)                                 (8,168,461)             -            -               (g)               (g)
     Shreveport, LA

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     FORM 10-Q - MARCH 31, 1997


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                                                Date
                                            Interest     Compound            Loan           Maturity         Prepayment is
          Description                         Rate        Period             Date             Date            Permissable
          -----------                         ----        ------             ----             ----            -----------
Residential
West Palm (c)                                13.46%        Monthly       16-Jun-88          1-Jul-2000         1-Jul-1997
     Los Angeles, CA

Industrial/Commercial
Tri-State (b) (c) (h)                        13.46%        Monthly       22-Jun-88          30-Jun-2000        1-Jul-1997
     Kentucky, Nebraska, Pennsylvania
Southern Inns, (f)                           13.46%        Monthly       29-Jun-88              (f)                (f)
     North and South Carolina, Virginia



                                                                                         Interest recognized
                                          Mortgage                        Mortgage     -----------------------
                                           Amount         Purchased       Placement     March 31,     1996 and
          Description                     Advanced         Interest        Fee            1997          Prior         Reserves
          -----------                     --------         --------        ---            ----          -----         --------
Residential
West Palm (c)                            $  9,200,000      $  -         $  539,589     $    -         $     -         $ (9,739,589)
   Los Angeles, CA

Industrial/Commercial
Tri-State (b) (c) (h)                       1,800,000         -            105,572        56,063        3,731,564           -
   Kentucky, Nebraska, Pennsylvania
Southern Inns, (f)                          4,000,000         -            234,604          -               -               -
   North and South Carolina, Virginia
                                         ------------      --------     ----------     ----------     ------------    ------------
                                         $ 34,555,000      $231,221     $2,020,893     $  74,910     $   7,900,240    $(19,353,198)
                                         ============      ========     ==========     =========     =============    ============

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     FORM 10-Q - MARCH 31, 1997


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                                 Contractual
                                                                Carrying value                    Balance (a)
                                                             -------------------------      -------------------------
                                         Write-offs,         March 31,        Dec. 31,      March 31,        Dec. 31,
          Description                  Net of recoveries      1997             1996         1997             1996
          -----------                  -----------------      ----             ----         ----             ----
Residential
West Palm (c)                                -                 -                 -          $29,787,181      $28,826,915
   Los Angeles, CA

Industrial/Commercial
Tri-State (b) (c) (h)                        -                 -             5,637,136            -            5,631,611
   Kentucky, Nebraska, Pennsylvania
Southern Inns, (f)                        (4,234,604)           -                 -                (f)             (f)
   North and South Carolina, Virginia
                                        ------------         ----------    -----------      -----------      -----------
                                        $(15,740,896)        $2,770,110    $11,953,520      $49,333,904      $53,332,600
                                        ============         ==========    ===========      ===========      ===========

(a) Contractual balance represents the amount to be paid by the borrower if the loan were liquidated as of December 31, of each year, including principal plus interest earned to such date. These balances are given for informational purposes only.
(b) The Partnership may be entitled to additional interest in the appreciation of property, which additional interest is subordinated to a specified return to the borrowers.
(c) These loans are accounted for under the investment method.
(d) These loans are accounted for under the interest method.
(e) In December 1992, a Plan of Reorganization was confirmed. The Partnership received Equity Participation Certificates and in February 1997, the property was sold and the Partnership received $1,224,861 for its share of the Equity
Participation Certificates.
(f) In April 1993, the Partnership acquired a property, through foreclosure replacing the original loan. The Partnership recognized income of $235,644 in 1993, as previously mentioned.
(g) In July 1993, the loan was restructured. The Partnership now has a participating interest in a future sale of the Property, as previously discussed.
(h) This loan was repaid in January, 1997.
(i) In November 1994, a Plan of Reorganization was confirmed which converted the Partnership's original investment into a non-interest bearing note for $550,000 and participating interest in the future sale of the property.
(j) During 1995, the Partnership conveyed its interest in this loan in exchange for a participation interest in the cash flow of the Senior Wrap Mortgage holder.
(k) During 1996, the Partnership amended and restated this loan. The new loan of $830,000 consists of two components; $500,000 and $330,000 bearing interest at 7% and 12% per annum, respectively, plus equity participation provisions.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 1997

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         A summary of mortgage activity is as follows:

                                                  Three months ended                         Year ended
                                                    March 31, 1997                        December 31, 1996
                                        -------------------------------------   ------------------------------------
                                         Investment    Interest                 Investment    Interest
                                          Method        Method        Total       Method        Total        Total
                                        -----------  -----------  -----------   --------     --------     -----------

         Opening balance                $7,977,396   $3,976,124   $11,953,520   $2,340,260   $2,413,088   $ 4,753,348
         (Provision for) recovery of
             loan losses                (2,340,260)      -        (2,340,260)   1,963,522     1,224,861     3,188,383
         Additional funding                 -            -            -            -            330,000       330,000
         Interest recognized                56,063       18,847       74,910    3,673,614         8,175     3,681,789
         Loan payments                  (5,693,199)  (1,224,861)  (6,918,060)      -              -             -
                                        -----------  -----------  -----------   --------     ----------   -----------

         Ending balance                 $   -        $2,770,110   $2,770,110    $7,977,396   $3,976,124   $11,953,520
                                        =========    ==========   ==========    ==========   ==========   ===========

5        REAL ESTATE

         On April 1, 1993 the Partnership acquired title by foreclosure and assumed ownership responsibilities of a hotel property, the Richmond Comfort Inn Executive Center, located in Richmond, Virginia, which was part of the Partnership's collateral for the Southern Inns loan.

         The Partnership had originally loaned Southern Inns $4,000,000 secured by seven properties, one of which was this hotel. The Partnership acquired title by foreclosure to this property subject to a first mortgage. The Partnership recorded the land and building acquired by the foreclosure at an initial cost equal to the existing first mortgage. The operating income and expenses of the hotel are reflected in the statements of operations.

         A summary of the Partnership's real estate is as follows:

                                                  March 31,         December 31,
                                                   1997                  1996
                                                -----------         -----------
Land ...................................        $   444,700         $   444,700
Building and improvements ..............          3,625,486           3,613,438
                                                -----------         -----------
                                                  4,070,186           4,058,138
Less: accumulated depreciation .........           (350,854)           (327,854)
                                                -----------         -----------

                                                $ 3,719,332         $ 3,730,284
                                                ===========         ===========

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 1997

5        REAL ESTATE (continued)

         The land, building and improvements are pledged to collateralize the mortgage loan payable.


6        MORTGAGE LOAN PAYABLE

         In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note secured by a first mortgage on the hotel property. The mortgage note has a current balance of $3,554,205 at March 31, 1997. Interest rates on the loan are adjustable every five years with a current interest rate of 9.49% effective through April 1, 1997. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan requires monthly payments of interest and principal. Interest expense for the three months ended March 31, 1997 amounted to $84,585. The loan is held by the Resolution Trust Company and the lender is permitted to accelerate the note as of April 1, 1997, and thereafter with six months notice. The Partnership has not been notified of an acceleration of this mortgage. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

7        PARTNERS' EQUITY

         The General Partners hold a 5% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 5% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $4,124,051 (5% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 1997

8        COMMITMENTS AND CONTINGENCIES

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

         On or about January 31, 1996, the parties to the HEP Action agreed upon a revised settlement, which would be significantly more favorable to the Plaintiffs than the previously proposed settlement. The revised settlement proposal, like the previous proposal, involves the reorganization of the HEP Partnerships. Upon the effectuation of the revised settlement, the HEP Action would be dismissed with prejudice.

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 1997

8        COMMITMENTS AND CONTINGENCIES (continued)

         Legal proceedings (continued)

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         The General Partners hold a 5% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it does not reflect the General Partners' 5% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $4,124,051 (5% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

         The Partnership invested 100% of the net proceeds of its public offering in zero coupon junior Mortgage Loans secured by properties owned principally by privately syndicated limited partnerships originally sponsored by affiliates of the General Partners. The public offering commenced on January 21, 1986, and the Partnership had its initial admission of limited partners on March 28, 1986. The offering terminated on May 1, 1987 at which time the Partnership had accepted subscriptions for 329,994 Units (exclusive of the ten Units owned by the initial limited partner) for aggregate gross proceeds of $82,501,000. This amount includes $2,475,030 of evaluation fees paid in accordance with the Partnership Agreement and $4,125,000 of mortgage placement fees. As of August 1988, the Partnership had invested 100% of the net proceeds in sixteen mortgage loans, one of which was prepaid in November 1989 and a second of which was prepaid in July 1992. On December 31, 1991, January 13, 1993, January 13, 1994, April 5, 1994
         and July 27, 1995 the senior mortgage lenders on properties securing five of the Partnership's investments foreclosed on the properties securing their loans, and the Partnership lost its entire investment in each of the respective loans and the Partnership lost its entire investment in each of the respective loans. Also, in December 1992, the BP loan was converted to equity participation certificates pursuant to the borrower's bankruptcy plan of reorganization. On April 1, 1993 the Partnership foreclosed and assumed ownership of the Richmond Comfort Inn, located in Richmond, Virginia. The Richmond property foreclosure and acquisition were part of a restructuring agreement associated with the Southern Inns loan. In July 1993, the Boram loan, through a settlement agreement, was converted to an equity participation in the future sale of the property. The first mortgage lender of the Boram Property was subsequently paid off at a discount and the Partnership lost any potential recovery from its equity participation interest. In November 1994, the Berkeley loan was restructured to convert the Partnership's original investment to a new $550,000 loan and an equity participation in the future sale of the property. In July 1995, the senior lender of the Airport Center loan foreclosed and the Partnership lost its entire investment. In August 1995, the Research Triangle loan was exchanged for a 20% participation interest in the net wrap cash flow of the Senior Wrap loan. In November 1996, the Big Valley loan was amended and restated. The amended note is comprised of $500,000 of the original loan and $330,000 of new funds advanced to Big Valley. Both portions of the note will be serviced by a percentage of net cash flow form the property, payable March 31st of each calendar year. In January 1997, the Partnership received $5,693,199 in full satisfaction of the Tri-State mortgage. In February 1997, the Partnership received $1,224,861 in full payment of an equity participation certificate relating to BP Shopping Center. Because the Partnership's loans are zero-coupon loans, the Partnership receives no current cash flow from such investments.

         The Partnership uses working capital reserves provided from the proceeds of its public offering and any undistributed cash from temporary investments as its primary source of liquidity. As of March 31, 1997, the Partnership's working capital reserves amounted to approximately $11,000,000. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses in taking legal action or lending additional funds to protect its interest in certain of the mortgage loans in which the underlying properties are experiencing financial difficulties. The Partnership's cash flow from the operation of its hotel property is anticipated to be sufficient to meet such property's capital expenditure needs in 1997. In May 1997, the Partnership paid the Administrative General Partner $58,898, which represented the accrued mortgage servicing fee associated with the Tri-State loan. In February 1996, the Partnership paid the Administrative General Partner $86,827, which represented the mortgage servicing fee associated with Research Triangle loan.

         The Partnership may use its working capital reserves in the future for similar payments relating to loans, the collateral for which has been foreclosed by senior lenders. The Partnership determines on a quarterly basis whether cash distributions to the partners are warranted. Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The borrower under the West Palm loan filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, and the first mortgage lender on the Stockfield loan has begun foreclosure proceedings. If a foreclosure should occur, it could result in a total loss of the Partnership's investment. Except, as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact or liquidity.

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

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each mortgage in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the properties or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1997. There was a $2,340,260 provision recorded on the Stockfield loan for the quarter ended March 31, 1997. Stockfield's first mortgage matured on April 1, 1996 and, since that time Stockfield was attempting to negotiate an extension or restructure the first mortgage. Stockfield was unable to reach an agreement with the first mortgage lender and the first mortgage lender has begun foreclosure proceedings. As a result, during the first quarter of 1997, the Partnership recorded a provision for loan losses for the entire carrying value of the Stockfield loan, which was $2,340,260. There was no provision recorded for the quarter ended March 31, 1996.

         The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent periods and such provisions could be material.

         Certain of the properties, as described in the Notes to Financial Statements - with respect to which the Partnership has made loans are experiencing varying degrees of operating problems.

         Results of operations

         The net loss increased for the three months ended March 31, 1997 when compared with the three months ended March 31, 1996, primarily due to the provision for loan losses recorded on the Stockfield loan in 1997.

         Revenues decreased for the three months ended March 31, 1997 when compared with the three months ended March 31, 1996, primarily due to a decrease in operating income, partially offset by increases in mortgage interest income and short-term investment income. Operating income decreased due to a decrease in occupancy at the Richmond Comfort Inn. Mortgage interest income increased due to the interest that was recorded as a result of the payoff of the Tri-State loan and the restructuring of the Big Valley loan. Short-term investment interest increased primarily as a result of an increase in the cash balance, due to the payoff of the Tri-State loan and the realization of the equity certificate in BP Shopping Center.

         Costs and expenses increased for the three months ended March 31, 1997 compared to March 31, 1996, primarily due to the provision for loan losses recorded during 1997. The first mortgage on the Stockfield loan matured on April 1, 1996. Since that time Stockfield was attempting to negotiate an extension or restructure the first mortgage, but was unable to reach an agreement with the first mortgage lender. The first mortgage lender has begun foreclosure proceedings and as a result, the Partnership recorded a provision for loan losses for the entire carrying value of the Stockfield loan, which was $2,340,260 at March 31, 1997. In addition, there was a decrease in operating expenses and general and administrative expenses. Operating expenses decreased proportionately with the decrease in operating income. General and administrative expenses decreased as a result of a decrease legal and payroll costs.

         Inflation

         Inflation has not had a material impact on the Partnership's operations or financial position during the last three years and is not expected to have a material impact in the future.

         Legal Proceedings

         For a discussion of Legal Proceedings, please see Note 8 ("Commitments and Contingencies") to the Financial Statements.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

(a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 8 which is herein incorporated by reference.


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



                                              RESOURCES ACCRUED MORTGAGE
                                              INVESTORS, L.P. - SERIES 86

                                            By:   Resources Capital Corp.
                                                  Administrative General Partner




Dated:     May 15, 1997                     By:   /s/ Joseph Jacobs
                                                  -----------------
                                                  Joseph Jacobs
                                                  President
                                                  (Duly Authorized Officer)



Dated:     May 15, 1997                     By:   /s/ Jay L. Maymudes
                                                  -------------------
                                                  Jay L. Maymudes
                                                  Vice President, Secretary and
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)