Form 10-Q
period 1997-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 1997-08-18
CIK 779231

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended June 30, 1997

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

================================================================================
              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
================================================================================

                            FORM 10-Q - JUNE 30, 1997

                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

           BALANCE SHEETS - June 30, 1997 and December 31, 1996 ................


           STATEMENTS OF OPERATIONS - For the three months ended June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996 ......


           STATEMENT OF PARTNERS' EQUITY - For the six months ended
                 June 30, 1997 .................................................


           STATEMENTS OF CASH FLOWS - For the six months ended
                 June 30, 1997 and 1996 ........................................


           NOTES TO FINANCIAL STATEMENTS .......................................

      ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ...........................


PART II - OTHER INFORMATION

      ITEM 1  - LEGAL PROCEEDINGS...............................................

      ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K ...............................

SIGNATURES       ...............................................................

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                                 June 30,      December 31,
                                                                   1997           1996
                                                               -----------     -----------
ASSETS

     Investments in mortgage loans (net of an allowance
        for loan losses of $14,672,678 and $17,012,938) ..     $ 2,788,957     $11,953,520
     Cash and cash equivalents ...........................      10,519,343       3,769,118
     Real estate - net ...................................       3,783,731       3,730,284
     Other assets ........................................          64,318          87,327
                                                               -----------     -----------

                                                               $17,156,349     $19,540,249
                                                               ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Distributions payable ...............................     $ 4,168,472     $      --
     Mortgage loan payable ...............................       3,535,018       3,570,723
     Due to affiliates ...................................       1,793,163       2,123,481
     Accounts payable and accrued expenses ...............         150,675         175,366
                                                               -----------     -----------

            Total liabilities ............................       9,647,328       5,869,570
                                                               -----------     -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (as restated) (330,004 units
        issued and outstanding) ..........................       7,133,620      12,987,195
     General partners' equity (as restated) ..............         375,401         683,484
                                                               -----------     -----------

            Total partners' equity .......................       7,509,021      13,670,679
                                                               -----------     -----------

                                                               $17,156,349     $19,540,249
                                                               ===========     ===========

                            See notes to financial statements.

                                RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                              STATEMENTS OF OPERATIONS

                                                       For the three months ended       For the six months ended
                                                                 June 30,                         June 30,
                                                      ---------------------------      ----------------------------
                                                           1997            1996             1997             1996
                                                      -----------     -----------      -----------      -----------
Revenues
     Operating income - real estate .............     $   557,960     $   482,069      $   834,627      $   864,582
     Short-term investment interest .............         136,591          47,121          214,747           95,250
     Other income ...............................          41,509          36,144           77,541           74,599
     Mortgage loans interest income .............          18,847            --             93,757             --
                                                      -----------     -----------      -----------      -----------

                                                          754,907         565,334        1,220,672        1,034,431
                                                      -----------     -----------      -----------      -----------

Costs and expenses
     Operating expenses - real estate ...........         345,796         279,497          457,813          525,619
     Mortgage loan interest expense .............          75,392          85,715          159,977          171,791
     General and administrative expenses ........          48,200          78,344           90,200          150,594
     Asset management fees ......................          37,118          43,090           78,988           85,155
     Depreciation expense .......................          23,000          22,000           46,000           44,000
     Mortgage servicing fees ....................          17,597          23,086           40,620           45,609
     Provision for loan losses ..................            --              --          2,340,260             --
                                                      -----------     -----------      -----------      -----------

                                                          547,103         531,732        3,213,858        1,022,768
                                                      -----------     -----------      -----------      -----------

Net income (loss) ...............................     $   207,804     $    33,602      $(1,993,186)     $    11,663
                                                      ===========     ===========      ===========      ===========

Net income (loss) attributable to
     Limited partners ...........................     $   197,413     $    31,922      $(1,893,527)     $    11,080
     General partners ...........................          10,391           1,680          (99,659)             583
                                                      -----------     -----------      -----------      -----------

                                                      $   207,804     $    33,602      $(1,993,186)     $    11,663
                                                      ===========     ===========      ===========      ===========

Net income (loss) per unit of limited partnership
     interest (330,004 units outstanding) .......     $       .60     $       .10      $     (5.74)     $       .03
                                                      ===========     ===========      ===========      ===========


                                         See notes to financial statements.

                    RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                STATEMENT OF PARTNERS' EQUITY



                                               General          Limited           Total
                                              Partners'         Partners'        Partners'
                                               Equity            Equity           Equity
                                           ------------      ------------      ------------
Balance, January 1, 1997 .............     $ (3,440,567)     $ 17,111,246      $ 13,670,679

Reallocation of partners' equity .....        4,124,051        (4,124,051)             --
                                           ------------      ------------      ------------

Balance, January 1, 1997 (as restated)          683,484        12,987,195        13,670,679

Net loss for the six months ended
    June 30, 1997 ....................          (99,659)       (1,893,527)       (1,993,186)

Distributions for the six months ended
    June 30, 1997 ($12.00 per limited
    partnership unit) ................         (208,424)       (3,960,048)       (4,168,472)
                                           ------------      ------------      ------------

Balance, June 30, 1997 ...............     $    375,401      $  7,133,620      $  7,509,021
                                           ============      ============      ============


                             See notes to financial statements.

                      RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     STATEMENT OF CASH FLOWS


                                                                      For the six months ended
                                                                              June 30,

                                                                       1997              1996
                                                                   ------------     ------------
Net (loss) income .............................................    $ (1,993,186)    $     11,663
Adjustments to reconcile net (loss) income to net cash
     provided by operating activities
        Depreciation ..........................................          46,000           44,000
        Deferred asset management and
            mortgage servicing fees, net of
            payments made .....................................        (330,318)          43,937
        Provision for loan losses .............................       2,340,260             --
        Mortgage loan interest accrued ........................         (37,694)            --
Changes in assets and liabilities
     Other assets .............................................          23,009          (49,915)
     Accounts payable and accrued expenses ....................         (24,691)          52,110
                                                                   ------------     ------------

            Net cash provided by operating activities .........          23,380          101,795
                                                                   ------------     ------------


Additions to real estate ......................................         (99,447)            --
Principal payments on mortgage loan payable ...................         (35,705)         (30,424)
Proceeds from principal repayments of mortgage loans ..........       6,861,997             --
                                                                   ------------     ------------

            Net cash provided by (used in) investing activities       6,726,845          (30,424)
                                                                   ------------     ------------


Distributions to partners .....................................        (208,424)            --
                                                                   ------------     ------------

Net increase in cash and cash equivalents......................       6,750,225          71,371

Cash and cash equivalents, beginning of period.................       3,769,118        4,035,754
                                                                   ------------     ------------

Cash and cash equivalents, end of period.......................    $ 10,519,343     $  4,107,125
                                                                   ============     ============

Supplemental disclosure of cash flow information:

Interest paid .................................................    $    159,977     $    171,791
                                                                   ============     ============

                               See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-Q - JUNE 30, 1997


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investor, L.P. - Series 86 (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                            FORM 10-Q - JUNE 30, 1997

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1997. Accordingly, the Partnership may provide additional losses in subsequent periods and such provisions could be material.

         A $2,340,260 allowance for loan losses was required for the three months ended March 31, 1997 to fully reserve for the Stockfield loan (Note 4). No allowance for loan losses was required for the three months ended June 30, 1997 or June 30, 1996.

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

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, RAM Funding, Inc., and the Administrative General Partner, Resources Capital Corp., are

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-Q - JUNE 30, 1997

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation, also a wholly-owned subsidiary of Presidio. The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may in the future, in direct competition with the Partnership. Wexford Management LLC, a company controlled by certain officers and directors of Presidio, performs management and administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership. For the six months ended June 30, 1997 and 1996, reimbursable expenses paid to Wexford amounted to $10,789 and $30,322, respectively.

         The  Administrative  General  Partner is  entitled  to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement"). Payment of the asset management fee is deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $78,988 and $85,155, including accrued interest of $73,563 and $80,926 for the six months ended June 30, 1997 and 1996, respectively.

         The Administrative General Partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $40,620 and $45,609, including accrued interest of $24,094 and $25,219 for the six months ended June 30, 1997 and 1996, respectively.

         In May 1997, the Administrative General Partner was paid $193,426 which represented the asset management fees previously accrued for the Airport Center, Southern Inns and BP Shopping Center loans.

         Also, in May 1997, the Administrative General Partner was paid $58,900 which represented the mortgage servicing fee accrued for the Tri-State loan. In June 1997, the Administrative General Partner was paid $197,600 which represented the mortgage servicing fee related to the Stockfield loan. In June 1996, the Administrative General Partner was paid $86,827 which represented the mortgage servicing fee previously accrued for the Research Triangle Loan.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-Q - JUNE 30, 1997

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Amounts due to affiliates for asset management and mortgage servicing fees, consist of the following:

                                                      June 30,     December 31,
                                                        1997           1996
                                                     ----------     ----------
                   Asset management fee              $1,432,599     $1,547,037
                   Mortgage servicing fee               360,564        576,444
                                                     ----------     ----------

                                                     $1,793,163     $2,123,481
                                                     ==========     ==========

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the Administrative General Partner, 0.1% to the Investment General Partner, and 0.1% to the Associate General Partner. For the three months ended June 30, 1997 and 1996 the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income of $9,975, $208 and $208 and $1,646, $17 and $17, respectively.

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

         The properties which collateralize the Partnership's mortgage loans have experienced varying degrees of operating problems. Certain loans were ultimately lost when the senior lenders foreclosed on the properties securing the Partnership's mortgage loans. Certain loans have been restructured to allow the Partnership a possible equity participation in the future sales or refinancings of the properties.

         The  Partnership  has  provided  for  these   contingencies,   in  some
         circumstances, established an allowance for loan losses on its entire investment in certain mortgages.

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-Q - JUNE 30, 1997

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


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

         In January 1997, the Partnership received the full contractual balance (including accrued interest) of the Tri-State loan of $5,693,199.

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

                            FORM 10-Q - JUNE 30, 1997

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

         As a result of this transaction and an analysis of the value of the investment, it was determined that an additional allowance for loan losses was required for the value of the RT Loan in the amount of $1,260,000. The property securing the RT Loan was appraised in August 1995, and valued at $45,000,000. The Partnership's 20% interest in the excess of market value over the Senior Wrap Mortgage amounted to approximately $1,360,000. The carrying value prior to the additional allowance was approximately $2,620,000, resulting in a $1,260,000 allowance in August 1995. For the six months ended June 30, 1997 and 1996, the Partnership recorded $40,594 and $55,009, respectively, from the RAM Participation Interest, which amounts are included in other income in the accompanying statements of operations.

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

                            FORM 10-Q - JUNE 30, 1997

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

          Pike Creek loan (continued)

         Due to the uncertainty associated with the ultimate collectability of the Pike Creek loan, an additional allowance for loan losses in the amount of $946,000 was established during March 1995, which reduced the carrying value of the loan to $1,050,832.

         In November 1996 this loan was amended and restated (the "Amended Note"). The Amended Note has a principal balance of $830,000 which is comprised of $500,000 of the original loan made by the Partnership and $330,000 of new funds advanced by the Partnership. The $500,000 portion of the Amended Note bears interest at 7% per annum and the $330,000 portion bears interest at 12% per annum, both compounded annually. The amendment was necessary in order to facilitate the refinancing of the first mortgage loan which was in default. Additionally, it allowed for the satisfaction of the second mortgage loan. The $330,000 advanced to the Pike Creek borrower was used, in addition to funds provided by the Pike Creek borrower to satisfy its second mortgage loan payable. Both portions of the Amended Note will be serviced by a percentage of net cash flow from the property. Net cash flow is defined as the amount by which, in any calendar year, rent received by the Pike Creek borrower exceeds all costs and expenses incurred in connection with the property, including debt service. In addition, various provisions were made for the Partnership to receive additional interest from the Pike Creek borrower upon the sale or refinancing of the property. Interest earned on the Pike Creek loan for the six months ended June 30, 1997 amounted to $37,695.

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

                            FORM 10-Q - JUNE 30, 1997


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

          Stockfield loan (continued)


         As a result, during the first quarter of 1997, the Partnership recorded a provision for loan losses for the remaining carrying value of the Stockfield loan, which was $2,340,260. In April 1997 the senior mortgage lender foreclosed on the Property securing the loan and the Partnership lost its entire investment.

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

         In February 1997 the Partnership received $1,224,861 with respect to its equity participation certificate due to the sale of the BP Shopping Center by Northwestern. In the fourth quarter of 1996, the Partnership recorded a recovery of prior loan losses to reflect this receipt.

                                                                                                              Date
                                            Interest     Compound            Loan        Maturity         Prepayment is
          Description                         Rate        Period             Date          Date            Permissable
          -----------                         ----        ------             ----          ----            -----------
Office Buildings
Berkeley Western (i)                         14.50%       Annual         20-Dec-85           (i)               (i)
     Berkeley, CA
Stockfield Associates (b) (c)                14.50%       Annual         1-Apr-86            (l)             1-Apr-96
     Bakersfield, CA
Research Triangle (d) (i)                    13.675%      Monthly        1-Jan-88            (j)               (j)
     Raleigh Durham, NC

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

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                    FORM 10-Q - JUNE 30, 1997


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                      Interest recognized
                                          Mortgage                      Mortgage    -----------------------
                                           Amount       Purchased      Placement     June 30,      1996 and
          Description                     Advanced       Interest        Fee           1997         Prior           Reserves
          -----------                     --------       --------        ---           ----         -----           --------
Office Buildings
Berkeley Western (i)                    2,250,000         $94,079     $ 137,483     $    -       $   -             $     -
     Berkeley, CA
Stockfield Associates (b) (c)           4,200,000         137,142       254,378          -           89,000              -
     Bakersfield, CA
Research Triangle (d) (i)               3,000,000            -          175,953          -        2,068,560          (3,882,257)
     Raleigh Durham, NC

Shopping Centers
Big Valley Associates (d)(k)
     Wilmington, DE                     1,305,000            -           57,185       37,694      1,077,654          (1,050,832)
B.P. Associates (e)
     Brentwood, TN                      1,900,000            -          111,437          -           69,693              -
Boram (g)
     Shreveport, LA                     6,900,000            -          404,692          -          863,769              -

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                    FORM 10-Q - JUNE 30, 1997


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                                                Contractual
                                                                               Carrying value                    Balance (a)
                                                                         -------------------------      -------------------------
                                         Write-offs,      Payments       June 30 ,        Dec. 31,      June 30,        Dec. 31,
          Description                  Net of recoveries  Received         1997             1996         1997             1996
          -----------                  -----------------  --------         ----             ----         ----             ----
Office Buildings
Berkeley Western (i)                    $ (2,481,562)     $    -       $    -              -               (i)            (i)
     Berkeley, CA
Stockfield Associates (b) (c)             (4,680,520)          -            -           2,340,260          (l)        18,035,899
     Bakersfield, CA
Research Triangle (d) (i)                      -               -         1,362,256      1,362,256          (j)            (i)
     Raleigh Durham, NC

Shopping Centers
Big Valley Associates (d)(k)                   -               -         1,426,701      1,389,007         875,870       838,175
     Wilmington, DE
B.P. Associates (e)                         (856,269)     (1,224,86)        -           1,224,861          (e)            (e)
     Brentwood, TN
Boram (g)                                 (8,168,461)          -            -               -              (g)            (g)
     Shreveport, LA

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                    FORM 10-Q - JUNE 30, 997


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Information with respect to the Partnership's investments in mortgage loans is as follows:

                                                                                                                  Date
                                            Interest     Compound            Loan           Maturity         Prepayment is
          Description                         Rate        Period             Date             Date            Permissable
          -----------                         ----        ------             ----             ----            -----------
Residential
West Palm (c)                                13.46%        Monthly       16-Jun-88          1-Jul-2000         1-Jul-1997
     Los Angeles, CA

Industrial/Commercial
Tri-State (b) (c) (h)                        13.46%        Monthly       22-Jun-88          30-Jun-2000        1-Jul-1997
     Kentucky, Nebraska, Pennsylvania
Southern Inns, (f)                           13.46%        Monthly       29-Jun-88              (f)                (f)
     North and South Carolina, Virginia



                                                                                         Interest recognized
                                          Mortgage                        Mortgage     -----------------------
                                           Amount         Purchased       Placement     June 30,      1996 and
          Description                     Advanced         Interest        Fee            1997          Prior         Reserves
          -----------                     --------         --------        ---            ----          -----         --------
Residential
West Palm (c)                            $  9,200,000      $  -         $  539,589     $    -         $     -         $ (9,739,589)
   Los Angeles, CA

Industrial/Commercial
Tri-State (b) (c) (h)                       1,800,000         -            105,572        56,063        3,731,564           -
   Kentucky, Nebraska, Pennsylvania
Southern Inns, (f)                          4,000,000         -            234,604          -               -               -
   North and South Carolina, Virginia
                                         ------------      --------     ----------     ----------     ------------    ------------
                                         $ 34,555,000      $231,221     $2,020,893     $  93,757      $  7,900,240    $(14,672,678)
                                         ============      ========     ==========     =========      ============    ============

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     FORM 10-Q - JUNE 30, 1997


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                                               Contractual
                                                                                 Carrying value                Balance (a)
                                                                           -------------------------     --------------------------
                                         Write-offs,         Payments        June 30,      Dec. 31,      June 30,        Dec. 31,
          Description                  Net of recoveries     Received         1997           1996         1997             1996
          -----------                  -----------------     --------         ----           ----         ----             ----
Residential
West Palm (c)                                -                   -                 -           -         $30,800,805    $28,826,915
   Los Angeles, CA

Industrial/Commercial
Tri-State (b) (c) (h)                        -               (5,693,199)           -      5,637,136          (h)         5,631,611
   Kentucky, Nebraska, Pennsylvania
Southern Inns, (f)                        (4,234,604)            -                 -           -             (f)           (f)
   North and South Carolina, Virginia
                                        ------------        -----------    -----------   -----------     -----------    -----------
                                        $(20,421,416)       $(6,918,060)   $ 2,788,957   $11,953,520     $31,676,675    $53,332,600
                                        ============        ===========    ===========   ===========     ===========    ===========

(a) Contractual balance represents the amount to be paid by the borrower if the loan were liquidated as of June 30, 1997 or December 31, 1996, respectively, including principal plus interest earned to such date.
(b) The Partnership may be entitled to additional interest in the appreciation of property, which additional interest is subordinated to a specified return to the borrowers.
(c) These loans are accounted for under the investment method.
(d) These loans are accounted for under the interest method.
(e) In December 1992, a Plan of Reorganization was confirmed and the Partnership received Equity Participation Certificates. In February, 1997, The property was sold and the partnership received $1,224,861 for its share of the Equity
Participation Certificates.
(f) In April 1993, the Partnership acquired a property through foreclosure of the original loan. The Partnership recognized income of $235,644 in 1993.
(g) In July 1993, the loan was restructured. The Partnership now has a participating interest in a future sale of the property.
(h) This loan was repaid in January, 1997.
(i) In November 1994, a Plan of Reorganization was confirmed which converted the Partnership's original investment into a non-interest bearing note for $550,000 and participating interest in the future sale of the property.
(j) During 1995, the Partnership conveyed its interest in this loan in exchange for a participation interest in the cash flow of the Senior Wrap Mortgage holder.
(k) During 1996, the Partnership amended and restated this loan. The new loan of $830,000 consists of two components; $500,000 and $330,000 bearing interest at 7% and 12% per annum, respectively, plus equity participation provisions.
(l) In April 1997, The senior mortgage lender foreclosured on the property securing the loan.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-Q - JUNE 30, 1997


         INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         A summary of mortgage activity is as follows:

                                             Six months ended                                      Year ended
                                               June 30, 1997                                    December 31, 1996
                               -----------------------------------------------    --------------------------------------------
                                 Investment        Interest                         Investment       Interest
                                   Method           Method            Total           Method           Total           Total
Opening balance ...........    $  7,977,396     $  3,976,124     $ 11,953,520     $  2,340,260    $  2,413,088    $  4,753,348
(Provision for) recovery of
    loan losses ...........      (2,340,260)            --         (2,340,260)       1,963,522       1,224,861       3,188,383
Additional funding ........            --               --               --               --           330,000         330,000
Interest recognized .......          56,063           37,694           93,757        3,673,614           8,175       3,681,789
Loan payments .............      (5,693,199)      (1,224,861)      (6,918,060)            --              --              --
                               ------------     ------------     ------------     ------------    ------------    ------------

Ending balance ............    $       --       $  2,788,957     $  2,788,957     $  7,977,396    $  3,976,124    $ 11,953,520
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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-Q - JUNE 30, 1997

5        REAL ESTATE (continued)


         A summary of the Partnership's real estate is as follows:

                                                       June 30,      December 31,
                                                         1997            1996
                                                     -----------     ----------

              Land                                   $   444,700     $  444,700
              Building and improvements                3,712,885      3,613,438
                                                     -----------     ----------
                                                       4,157,585      4,058,138
              Less: accumulated depreciation            (373,854)      (327,854)
                                                     ------------    -----------

                                                     $ 3,783,731     $3,730,284
                                                     ===========     ==========

         The land, building and improvements are pledged to collateralize the mortgage loan payable.

6        MORTGAGE LOAN PAYABLE

         In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note secured by a first mortgage on the hotel property. The mortgage note has a current balance of $3,535,018 at June 30, 1997. Interest rates on the loan are adjustable every five years with a current interest rate of 9.49% effective through the maturity date of the loan. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan requires monthly payments of interest and principal. Interest expense for the six months ended June 30, 1997 amounted to $159,977. The loan is held by the Resolution Trust Company and the lender is permitted to accelerate the note as of April 1, 1997, and thereafter with six months notice. The Partnership has not been notified of an acceleration of this mortgage. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

7        PARTNERS' EQUITY

         The General Partners hold a 5% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and the

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-Q - JUNE 30, 1997

7        PARTNERS' EQUITY (continued)

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

8         DISTRIBUTIONS PAYABLE

         Distributions payable are as follows:

                                                            June 30,
                                                              1997
                                                          ------------
              General partners                            $    208,424
              Limited partners ($12.00 per unit)             3,960,048
                                                          ------------
                                                          $  4,168,472
                                                          ============

9         COMMITMENTS AND CONTINGENCIES

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-Q - JUNE 30, 1997

9         COMMITMENTS AND CONTINGENCIES (continued)

          Legal proceedings (continued)

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

         Because the Partnership's loans are zero-coupon loans, the Partnership receives no current cash flow from such investments with the exception of the Research Triangle loan and the Big Valley loans as discussed.

         In January 1997, the Partnership received $5,693,199 in full satisfaction of the Tri-State mortgage. In February 1997, the
         Partnership received $1,224,861 in full payment of an equity participation certificate relating to BP Shopping Center. See note 4 to the financial statements.

         As of June 30, 1997, the Partnership's working capital reserves amounted to approximately $6,300,000. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses in taking legal action or lending additional funds to protect its interest in certain of the mortgage loans in which the underlying properties are experiencing financial difficulties (see note 4 to the financial statements). The Partnership's cash flow from the operation of its hotel property is anticipated to be sufficient to meet such property's capital expenditure needs in 1997.

         In February 1996, the Partnership paid the Administrative General Partner $86,827, which represented the mortgage servicing fee associated with Research Triangle loan. In May 1997, the Partnership paid the Administrative General Partner $58,900, which represented the accrued mortgage servicing fee associated with the Tri-State loan. In June 1997, the Partnership paid the Administrative General Partner $197,600, which represented the mortgage servicing fee related to the Stockfield loan. In May 1997, the Partnership paid the Administrative General Partner $193,426, which represented the asset management fee previously accrued for the Airport Center, Southern Inns and BP Shopping Center loans.

         The Partnership declared an interim distribution on June 30, 1997. The distribution represents a portion of the proceeds the Partnership received during 1997 from the repayment of two fully reserved loans, Tri-State and BP. See Note 4 to the Financial Statements.

         The Partnership has placed the undistributed portion of the proceeds of the Tri-State and BP loan repayments (approximately $2,742,000) in working capital reserves in order to retain sufficient cash to protect and maximize the value of its remaining investments. The Partnership will determine on a quarterly basis, based on an analysis of its remaining investments, whether further distributions are warranted.

         Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership determines on a quarterly basis whether cash distributions to the partners are warranted.

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each mortgage in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the properties or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1997. There was a $2,340,260 provision recorded on the Stockfield loan for the quarter ended March 31, 1997. Stockfield's first mortgage matured on April 1, 1996 and, since that time Stockfield was attempting to negotiate an extension or restructure the first mortgage. Stockfield was unable to reach an agreement with the first mortgage lender and the first mortgage lender began foreclosure proceedings. As a result, during the first quarter of 1997, the Partnership recorded a provision for loan losses for the entire carrying value of the Stockfield loan, which was $2,340,260. In April 1997, the first mortgage lender foreclosed on the Property and the Partnership lost its entire investment. There was no provision for loan losses recorded for the quarters ended June 30, 1997 and 1996.

         The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent periods and such provisions could be material.

         Certain of the properties, with respect to which the Partnership has made loans are experiencing varying degrees of operating problems. See note 4 to the financial statements.

          Results of operations

         The net loss increased for the six months ended and net income increased for the three months ended June 30, 1997 when compared with the same periods in 1996. The net loss increase for the six months ended June 30, 1997 was primarily due to the provision for loan losses recorded on the Stockfield loan. The net income increase for the three months ended June 30, 1997 was primarily due to an increase in revenues.

         Revenues increased for both the six months and the three months ended June 30, 1997 compared to the same periods in 1996, primarily due to increases in mortgage interest income and short term investment income. Mortgage interest income increased due to the interest that was recorded as a result of the payoff of the Tri-State loan and the restructuring of the Big Valley loan. Short term investment interest increased primarily as a result of an increase in cash and cash equivalents. Cash and cash equivalents increased due to the payoff of the Tri-State loan and the payment received in connection with the equity participation certificate in BP Shopping Center.

         For both the three and six months ended June 30, 1997 compared to the same periods in 1996, costs and expenses increased. The increase for the six months was primarily due to a provision for loan losses, which was recorded during the first quarter of 1997. The first mortgage on the Stockfield loan matured on April 1, 1996. Since that time Stockfield was attempting to negotiate an extension or restructure the first mortgage, but was unable to reach an agreement with the first mortgage lender. The first mortgage lender had begun foreclosure proceedings and as a result, the Partnership recorded a provision for loan losses for the entire carrying value of the Stockfield loan, which was $2,340,260 at March 31, 1997. In April 1997, the first mortgage lender foreclosed on the property. In addition, there was a decrease in general and administrative expenses for both periods which was primarily a result of a decrease legal and payroll costs.

         Inflation

         Inflation has not had a material impact on the Partnership's recent operations or financial position and is not expected to have a material impact in the future.

         Legal Proceedings

         For a discussion of Legal Proceedings, please see Note 9 ("Commitments and Contingencies") to the Financial Statements.

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

(a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 9 which is herein incorporated by reference.

ITEM 5 - OTHER EVENTS

         On July 25, 1997, Wexford Management LLC ("Wexford"), the administrator for Presidio Capital Corp. ("Presidio") the parent company of Resources Capital Corp, RAM Funding, Inc. and Presidio AGP Corp., the Administrative, Investment and Associate General Partners, respectively, of Resources Accrued Mortgage Investors L.P. - Series 86 (the "Partnership"), received notice from Presidio Holding Company, LLC, which stated that it is the holder of 63% of the outstanding Class A common shares of Presidio, that it was seeking to remove the three current Class A directors and replacing them with Edward Scheetz, David Hamamoto and David King effective as of 12:00 p.m. on September 2, 1997. There exists substantial doubt as to the effectiveness of such notice. On August 15, 1997, Presidio applied to the Judge of the High Court in the British Virgin Islands for a declaration that the written resolution of Presidio Holding LLC dated July 25, 1997 was invalid and of no effect insofar as it purports to be a written resolution of the Class A Members of Presidio.

         As of August 18, 1997, there have been no changes in the composition of the officers and directors of the general partners. In addition, the administrative services agreement with Wexford remains in effect and is scheduled to terminte in November 1997.



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:   None.

         (b)     Reports on Form 8-K:   A Form 8-K was filed on August 7, 1997.

                                        A Form 8-K was filed on June 30, 1997.

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



                                            RESOURCES ACCRUED MORTGAGE
                                            INVESTORS, L.P. - SERIES 86

                                            By:   Resources Capital Corp.
                                                  Administrative General Partner




Dated:     August 18, 1997                  By:   /s/ Joseph Jacobs
                                                  -----------------
                                                  Joseph Jacobs
                                                  President
                                                  (Duly Authorized Officer)



Dated:     August 18, 1997                  By:   /s/ Jay L. Maymudes
                                                  -------------------
                                                  Jay L. Maymudes
                                                  Vice President, Secretary and
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)