Form 10-Q
period 1997-09-30
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 1997-11-19
CIK 779231

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 1997

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

                         FORM 10-Q - SEPTEMBER 30, 1997



                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

           BALANCE SHEETS - September 30, 1997 and December 31, 1996


           STATEMENTS OF  OPERATIONS - For the three months ended  September 30,
                 1997 and 1996 and for the nine months ended September 30, 1997 and 1996


           STATEMENT OF PARTNERS'  EQUITY - For the nine months ended  September
                 30, 1997


           STATEMENTS OF CASH FLOWS - For the nine months  ended  September  30,
                 1997 and 1996


           NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 5 - OTHER INFORMATION

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS



                               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                                   BALANCE SHEETS




                                                               September 30,  December 31,
                                                                   1997          1996
 ASSETS

      Investments in mortgage loans (net of an allowance
         for loan losses of $10,790,421 and $17,012,938) ..    $ 1,445,548    $11,953,520
      Cash and cash equivalents ...........................      8,390,382      3,769,118
      Real estate - net ...................................      3,822,369      3,730,284
      Other assets ........................................         73,436         87,327
                                                               -----------    -----------

                                                               $13,731,735    $19,540,249
                                                               ===========    ===========

 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Mortgage loan payable ...............................    $ 3,515,466    $ 3,570,723
      Due to affiliates ...................................      1,791,184      2,123,481
      Accounts payable and accrued expenses ...............        181,839        175,366
                                                               -----------    -----------

             Total liabilities ............................      5,488,489      5,869,570
                                                               -----------    -----------

 Commitments and contingencies

 Partners' equity
      Limited partners' equity (as restated) (330,004 units
         issued and outstanding) ..........................      7,831,134     12,987,195
      General partners' equity (as restated) ..............        412,112        683,484
                                                               -----------    -----------

             Total partners' equity .......................      8,243,246     13,670,679
                                                               -----------    -----------

                                                               $13,731,735    $19,540,249
                                                               ===========    ===========

See notes to financial statements.

                              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                            STATEMENTS OF OPERATIONS


                                                      For the three months ended      For the nine months ended
                                                             September 30,                   September 30,
                                                     ---------------------------      -------------------------
                                                         1997            1996            1997            1996
                                                     -----------     -----------    ------------     -----------
Revenues
     Operating income - real estate .............    $   453,196     $   494,836       1,287,823       1,359,418
     Short-term investment interest .............         80,580          48,104         295,327         143,354
     Other income ...............................         38,587          64,316         116,128         138,915
     Mortgage loans interest income .............         18,847            --           112,604            --
                                                     -----------     -----------    ------------     -----------
                                                         591,210         607,256       1,811,882       1,641,687
                                                     -----------     -----------    ------------     -----------

Costs and expenses
     Operating expenses - real estate ...........        252,775         295,988         710,588         821,607
     Mortgage loan interest expense .............         75,027          85,348         235,004         257,139
     General and administrative expenses ........         58,183          74,656         148,383         225,250
     Asset management fees ......................         36,718          38,713         115,706         123,868
     Depreciation expense .......................         23,000          22,222          69,000          66,222
     Mortgage servicing fees ....................         15,437          23,663          56,057          69,272
     (Recovery of) provision for loan losses ....       (604,155)           --         1,736,105            --
                                                     -----------     -----------    ------------     -----------

                                                        (143,015)        540,590       3,070,843       1,563,358
                                                     -----------     -----------    ------------     -----------

Net income (loss) ...............................    $   734,225     $    66,666     $(1,258,961)    $    78,329
                                                     ===========     ===========     ===========     ===========


Net income (loss) attributable to
     Limited partners ...........................    $   697,514     $    63,333     $(1,196,013)    $    74,413
     General partners ...........................         36,711           3,333         (62,948)          3,916
                                                     -----------     -----------    ------------     -----------

                                                     $   734,225     $    66,666     $(1,258,961)    $    78,329
                                                     ===========     ===========     ===========     ===========


Net income (loss) per unit of limited partnership
     interest (330,004 units outstanding) .......    $      2.12     $       .19     $     (3.62)    $       .22
                                                     ===========     ===========     ===========     ===========

See notes to financial statements.


                              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                          STATEMENT OF PARTNERS' EQUITY






                                                               General            Limited            Total
                                                               Partners'          Partners'         Partners'
                                                                Equity             Equity            Equity
                                                           ------------        ------------        ------------

Balance, January 1, 1997 ...........................       $ (3,440,567)       $ 17,111,246        $ 13,670,679

Reallocation of partners' equity ...................          4,124,051          (4,124,051)               --
                                                           ------------        ------------        ------------
Balance, January 1, 1997 (as restated) .............            683,484          12,987,195          13,670,679

Net loss for the nine months ended
    September 30, 1997 .............................            (62,948)         (1,196,013)         (1,258,961)

Distributions for the nine months ended
    September 30, 1997 ($12.00 per limited
    partnership unit) ..............................           (208,424)         (3,960,048)         (4,168,472)
                                                           ------------        ------------        ------------

Balance, September 30, 1997 ........................       $    412,112        $  7,831,134        $  8,243,246
                                                           ============        ============        ============

See notes to financial statements.

                               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                              STATEMENTS OF CASH FLOWS


                                                                                     For the nine months ended
                                                                                           September 30
                                                                                  -----------------------------
                                                                                      1997              1996
                                                                                  -----------       -----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities
     Net (loss) income .....................................................      $(1,258,961)      $    78,329
     Adjustments to reconcile net (loss) income to net cash
        provided by operating activities
            Depreciation ...................................................           69,000            66,222
            Deferred asset management and
                mortgage servicing fees, net of
                payments made ..............................................         (332,297)         (106,693)
            Provision for loan losses ......................................        2,340,260              --
            Recovery of loan losses ........................................         (604,155)
            Mortgage loan interest accrued .................................          (56,541)             --
     Changes in assets and liabilities
        Other assets .......................................................           13,891            (8,387)
        Accounts payable and accrued expenses ..............................            6,473            94,385
                                                                                  -----------       -----------
                Net cash provided by operating activities ..................          177,670           123,856
                                                                                  -----------       -----------

Cash flows from investing activities
     Additions to real estate ..............................................         (161,085)             --
     Principal payments on mortgage loan payable ...........................          (55,257)          (46,178)
     Proceeds from principal repayments of mortgage loans ..................        8,828,408              --
                                                                                  -----------       -----------

                Net cash provided by (used in) investing activities ........        8,612,066           (46,178)
                                                                                  -----------       -----------
Cash flows from financing activities
     Distributions to partners .............................................       (4,168,472)             --
                                                                                  -----------       -----------

Net increase in cash and cash equivalents ..................................        4,621,264            77,678

Cash and cash equivalents, beginning of period .............................        3,769,118         4,035,754
                                                                                  -----------       -----------

Cash and cash equivalents, end of period ...................................      $ 8,390,382       $ 4,113,432
                                                                                  ===========       ===========
Supplemental disclosure of cash flow information
     Interest paid .........................................................      $   235,004       $   257,139
                                                                                  ===========       ===========

See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS



1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors, L.P. - Series 86 (the "Partnership") annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investments in mortgage loans

         The Partnership principally invested in nonrecourse, zero coupon junior mortgage loans on properties owned or acquired by limited partnerships sponsored by affiliates of the General Partners. These loans generally contained provisions whereby the Partnership may have been entitled to additional interest represented by participation in the appreciation of the underlying property.

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

                          NOTES TO FINANCIAL STATEMENTS

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1997. Accordingly, the Partnership may provide additional losses in subsequent periods and such provisions could be material.

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

         Recently issued accounting pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

         Management of the Company does not believe that these new standards will have a material effect on the Company's reported operating results, per share amounts, financial position or cash flows.

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, RAM Funding, Inc., and the Administrative General Partner, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation, also a wholly-owned subsidiary of Presidio. The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may in the future, be in direct competition with the Partnership. On November 2, 1997, the Adinistrative Services Agreement with Wexford Management LLC ("Wexford"), the administrator for Presidio, expired. Pursuant to that agreement Wexford had the authority to designate directors of the General Partners. Effective November 3, 1997, Wexford and Presidio entered into an Administrative Services Agreement dated as of November 3,1997 (the "ASA") which expires on May 3, 1998. Under the terms of the ASA Wexford will provide consulting and administrative services to Presidio and its affilates for a term of six months. For the nine months ended September 30, 1997 and 1996, reimbursable expenses paid to Wexford amounted to $20,250 and $46,445, respectively.

         Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the General Partners tendered their resignation. On the same date, the Board of Directors appointed new individuals to serve as officers and/or directors of the General Partners.

         The  Administrative  General  Partner is  entitled  to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement"). Payment of the asset management fee is deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $115,706 and $123,868, including accrued interest of $109,378 and $119,470 for the nine months ended September 30, 1997 and 1996, respectively.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
          (continued)

         The Administrative General Partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $56,057 and $69,272, including accrued interest of $33,263 and $38,687 for the nine months ended September 30, 1997 and 1996, respectively.

         In May 1997, the Administrative General Partner was paid $193,426 which represented the asset management fees previously accrued for the Airport Center, Southern Inns and BP Shopping Center loans. In September 1997, the Administrative General Partner was paid $54,134, which represented partial payment of the previously accrued asset management fee for the Berkeley Western loan.

         Also, in May 1997, the Administrative General Partner was paid $58,900 which represented the mortgage servicing fee accrued for the Tri-State loan. In June 1997, the Administrative General Partner was paid $197,600 which represented the mortgage servicing fee for the Stockfield loan.

         Amounts due to affiliates for asset management and mortgage servicing fees consist of the following:


                                                 September 30,     December 31,
                                                     1997             1996

              Asset management fee               $ 1,415,183     $  1,547,037
              Mortgage servicing fee                 376,001          576,444
                                                 -----------     ------------

                                                 $ 1,791,184     $  2,123,481
                                                 ===========     ============

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the Administrative General Partner, 0.1% to the Investment General Partner, and 0.1% to the Associate General Partner. For the three months ended September 30, 1997 and 1996 the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income of $35,243, $734 and $734 and $3,199, $67 and $67, respectively.

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


4         INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES

         The Partnership invested in nonrecourse, zero-coupon junior mortgage loans. Collection of amounts due on the Partnership's junior mortgage loans is solely dependent upon the sale or refinancing of the underlying properties at amounts sufficient to satisfy the Partnership's mortgage loans, after payment of the senior mortgage loans owned by unaffiliated third parties.

         The properties, which collateralize the Partnership's mortgage loans, have experienced varying degrees of operating problems. Certain loans were ultimately lost when the senior lenders foreclosed on the properties securing the Partnership's mortgage loans. Certain loans have been restructured to allow the Partnership a possible equity participation in the future sales or refinancings of the properties.

         The  Partnership  has  provided  for  these   contingencies,   in  some
         circumstances, by establishing an allowance for loan losses on its entire investment in certain mortgages.

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

         In January 1997, the Partnership received the full contractual balance (including accrued interest) of the Tri-State loan of $5,693,199, the recovery of which was recorded at December 31, 1996.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS



4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Research Triangle loan

         The Complex securing the Research Triangle loan ("RT Loan"), was operating with positive cash flow and meeting all its debt service requirements. The RT Loan and the Senior Wrap Mortgages were due to mature January 1, 1996. The Senior Wrap Mortgages were being negotiated to extend the maturity dates. While negotiations were in progress, Research Triangle Associates ("RT"), the owner of the property secured by the loan, continued to make debt service payments. Leases with IBM accounted for over 70% of the leased space at the property and were due to expire in 1997. Since refinancing would be difficult without a longer lease commitment from IBM, the Partnership ceased accruing interest during 1993. Due to the uncertainty associated with the ultimate recoverability of the RT Loan, a reserve for loan losses in the amount of $2,360,000 was established for the quarter ended March 31, 1995. In 1996 the IBM leases were extended for periods expiring in 2 to 5 years.

         On August 1, 1995 (the "Closing Date"), the Partnership entered into a Loan Acquisition and Participation Agreement (the "Agreement") with the owner of the Senior Wrap Mortgages, TEER Associates ("Teer"), whereas the Partnership conveyed its interest in the RT Loan to Teer in consideration of the grant of a RAM Participation Interest. The RAM Participation Interest was a twenty percent (20%) undivided interest in
         (i) the Wrap Cash Flow, which was all amounts received by Teer on account of the Senior Wrap Mortgages reduced by the sum of the senior loan payments and the amount of all reimbursable expenses attributable to the Senior Wrap Mortgages and (ii) the RAM Cash Flow, which was all amounts received by Teer under the RT Loan reduced by the amount of reimbursable expenses attributable to the RT Loan.

         As a result of this transaction and an analysis of the value of the investment, it was determined that an additional allowance for loan losses was required for the value of the RT Loan in the amount of $1,260,000. The property securing the RT Loan was appraised in August 1995, and valued at $45,000,000. The Partnership's 20% interest in the excess of market value over the Senior Wrap Mortgage amounted to approximately $1,360,000. The carrying value prior to the additional allowance was approximately $2,620,000, resulting in a $1,260,000 allowance in August 1995. For the nine months ended September 30, 1997 and 1996, the Partnership recorded $56,063 and $52,537, respectively, from the RAM Participation Interest, which are included in other income in the accompanying statements of operations.

         In September 1997, the properties underlying the RAM Participation Interest were sold. Accordingly, the Partnership received its 20% undivided interest, as stipulated in the agreement, which amounted to $1,966,411. The carrying value of the RT Loan at the time of the sale was $1,362,256, resulting in a recovery of loan losses of $604,155 for the quarter ended September 30, 1997.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

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

         Due to the uncertainty associated with the ultimate collectability of the Pike Creek loan, an allowance for loan losses in the amount of $946,000 was established during March 1995, which reduced the carrying value of the loan to $1,050,832.

         In November 1996 this loan was amended and restated (the "Amended Note"). The Amended Note has a principal balance of $830,000, which is comprised of $500,000 of the original loan made by the Partnership and $330,000 of new funds advanced by the Partnership. The $500,000 portion of the Amended Note bears interest at 7% per annum and the $330,000 portion bears interest at 12% per annum, both compounded annually. The amendment was necessary in order to facilitate the refinancing of the first mortgage loan which was in default. Additionally, it allowed for the satisfaction of the second mortgage loan. The $330,000 advanced to the Pike Creek borrower was used, in addition to funds provided by the Pike Creek borrower to satisfy its second mortgage loan. Both portions of the Amended Note will be serviced by a percentage of net cash flow from the property. Net cash flow is defined as the amount by which, in any calendar year, rent received by the Pike Creek borrower exceeds all costs and expenses incurred in connection with the property, including debt service. In addition, various provisions were made for the Partnership to receive additional interest from the Pike Creek borrower upon the sale or refinancing of the property. Interest earned on the Pike Creek loan for the nine months ended September 30, 1997 amounted to $56,541.

         Stockfield loan

         The property securing the Stockfield loan was 96% occupied by Shell California Productions, Inc. ("Shell") whose lease expires in August 1999, approximately three years after the first mortgage loan matured on April 1, 1996 and approximately one year after the Partnership's

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Stockfield loan (continued)

         loan was scheduled to mature on March 31, 1998. Shell was paying rent that exceeded market rates for the area. Shell was unlikely to exercise its renewal option without renegotiating the rental downward to market rates and may not have made a decision with respect to renewal before the first mortgage or the Stockfield loan was scheduled to mature. These factors were likely to hinder Stockfield Associates Limited Partnership ("Stockfield"), the owner of the property which secured the Stockfield loan, in its ability to obtain refinancing. As a result, the Partnership decided in 1993 to cease accruing interest on the Stockfield loan.

         Due to the uncertainty associated with the ultimate collectibility of the Stockfield loan, an allowance for loan losses in the amount of $2,106,000 was established in March 1995, which reduced the carrying value of the loan to $2,340,260. Stockfield's first mortgage matured on April 1, 1996 and, since that time, Stockfield was attempting to negotiate an extension or restructure the first mortgage. Stockfield was unable to reach an agreement with the first mortgage lender and the first mortgage lender commenced foreclosure proceedings. As a result, during the first quarter of 1997, the Partnership recorded an additional provision for loan losses for the remaining carrying value of the Stockfield loan, which was $2,340,260. In April 1997 the senior mortgage lender foreclosed on the Property securing the loan and the Partnership lost its entire investment.

         Brentwood Place loan

         The Brentwood Place loan was made to BP Shopping Center Associates ("BP Associates") in original principal amount of $1,900,000 and was secured by a shopping center in Brentwood, Tennessee. Decreasing rental rates, combined with several merchant failures, created cash flow problems which in turn, caused BP Associates to default on their first mortgage debt service obligations to Northwestern Mutual Life Insurance Company ("Northwestern") in February 1991. BP Associates continued to have cash flow problems and its inability to restructure its existing indebtedness led to it filing for protection under Chapter 11 of the United States Bankruptcy Code on May 16, 1991. In December 1992, a Plan of Reorganization was approved by all creditor classes, including the Partnership, and confirmed by the Bankruptcy Court.

         Under the plan, title and control of the property was transferred to Northwestern, which had the right to hold the property or sell it. The Partnership, and certain other unsecured creditors, received equity participation certificates of which the Partnership had a majority interest. The entire carrying value of this loan of $2,081,130 had been written off during 1990.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Brentwood Place loan (continued)

         In February 1997, the Partnership received $1,224,861 with respect to its equity participation certificate due to the sale of the BP Shopping Center by Northwestern. In the fourth quarter of 1996, the Partnership recorded a recovery of prior loan losses to reflect this receipt.

         West Palm Loan

         On July 2, 1996 West Palm Associates Limited Partnership filed for protection under Chapter 11 of the United States Bankruptcy Code. In February 1997, a Plan for Reorganization was filed which called for a restructuring of the Partnership's mortgage, and in September 1997 the restructuring agreement was executed. The Partnership has reduced its indebtedness to $5,000,000, with interest accruing at 7% per annum and extended the maturity date to February 2017. The Partnership is also entitled to a participation interest in the event of a sale of the property.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


4     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Information with respect to the Partnership's investments in mortgage loans is as follows:



                                                                                                             Date
                                            Interest     Compound            Loan        Maturity         Prepayment is
          Description                         Rate        Period             Date          Date            Permissable
          -----------                         ----        ------             ----          ----            -----------
Office Buildings
Berkeley Western (i)                         14.50%       Annual         20-Dec-85           (i)               (i)
     Berkeley, CA
Stockfield Associates (b) (c)                14.50%       Annual         1-Apr-86            (l)             1-Apr-96
     Bakersfield, CA
Research Triangle (d) (j)(m)                 13.675%      Monthly        1-Jan-88            (j)               (j)
     Raleigh Durham, NC

Shopping Centers
Big Valley Associates (d)(k)                 13.40%       Monthly        16-Dec-87        21-Nov-16
     Wilmington, DE
B.P. Associates (e)                          13.40%       Monthly        7-Jan-88            (e)               (e)
     Brentwood, TN
Boram (g)                                    14.50%       Annual         12-Feb-88           (g)               (g)
     Shreveport, LA

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                      Interest recognized
                                          Mortgage                      Mortgage    -----------------------
                                           Amount       Purchased      Placement     Sep. 30,      1996 and
          Description                     Advanced       Interest        Fee           1997         Prior           Reserves
          -----------                     --------       --------        ---           ----         -----           --------
Office Buildings
Berkeley Western (i)                    2,250,000         $94,079     $ 137,483     $    -       $   -             $     -
     Berkeley, CA
Stockfield Associates (b) (c)           4,200,000         137,142       254,378          -           89,000              -
     Bakersfield, CA
Research Triangle (d) (j)(m)            3,000,000            -          175,953          -        2,068,560              -
     Raleigh Durham, NC

Shopping Centers
Big Valley Associates (d)(k)
     Wilmington, DE                     1,305,000            -           57,185       56,541      1,077,654          (1,050,832)
B.P. Associates (e)
     Brentwood, TN                      1,900,000            -          111,437          -           69,693              -
Boram (g)
     Shreveport, LA                     6,900,000            -          404,692          -          863,769              -

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                                                Contractual
                                                                               Carrying value                    Balance (a)
                                                                         -------------------------      -------------------------
                                         Write-offs,      Payments       Sep. 30 ,        Dec. 31,      Sep. 30,        Dec. 31,
          Description                  Net of recoveries  Received         1997             1996         1997             1996
          -----------                  -----------------  --------         ----             ----         ----             ----
Office Buildings
Berkeley Western (i)                    $ (2,481,562)     $    -       $    -              -                -            (i)
     Berkeley, CA
Stockfield Associates (b) (c)             (4,680,520)          -            -           2,340,260           -        18,035,899
     Bakersfield, CA
Research Triangle (d) (j) (m)             (3,278,102)      (1,966,411)      -           1,362,256           -            (j)
     Raleigh Durham, NC

Shopping Centers
Big Valley Associates (d)(k)                   -               -          1,445,548     1,389,007        886,541      838,175
     Wilmington, DE
B.P. Associates (e)                         (856,269)      (1,224,861)      -           1,224,861          -             (e)
     Brentwood, TN
Boram (g)                                 (8,168,461)          -            -               -              -             (g)
     Shreveport, LA

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


         Information with respect to the Partnership's investments in mortgage loans is as follows:

                                                                                                                  Date
                                            Interest     Compound            Loan           Maturity         Prepayment is
          Description                         Rate        Period             Date             Date            Permissable
          -----------                         ----        ------             ----             ----            -----------
Residential
West Palm (c)(n)                              7.00%        Annual        16-Jun-88          16-Feb-16         1-Jul-1997
     Los Angeles, CA

Industrial/Commercial
Tri-State (b) (c) (h)                        13.46%        Monthly       22-Jun-88          30-Jun-00         1-Jul-1997
     Kentucky, Nebraska, Pennsylvania
Southern Inns, (f)                           13.46%        Monthly       29-Jun-88              (f)                (f)
     North and South Carolina, Virginia



                                                                                         Interest recognized
                                          Mortgage                        Mortgage     -----------------------
                                           Amount         Purchased       Placement      Sep 30,      1996 and
          Description                     Advanced         Interest        Fee            1997          Prior         Reserves
          -----------                     --------         --------        ---            ----          -----         --------
Residential
West Palm (c)(n)                         $  9,200,000      $  -         $  539,589     $    -         $     -         $ (9,739,589)
   Los Angeles, CA

Industrial/Commercial
Tri-State (b) (c) (h)                       1,800,000         -            105,572        56,063        3,731,564           -
   Kentucky, Nebraska, Pennsylvania
Southern Inns, (f)                          4,000,000         -            234,604          -               -               -
   North and South Carolina, Virginia
                                         ------------      --------     ----------     ---------      ------------    ------------
                                         $ 34,555,000      $231,221     $2,020,893     $ 112,604      $  7,900,240    $(10.790,421)
                                         ============      ========     ==========     =========      ============    ============

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                                               Contractual
                                                                                 Carrying value                Balance (a)
                                                                           -------------------------     --------------------------
                                         Write-offs,         Payments        Sep. 30,      Dec. 31,      Sep. 30,        Dec. 31,
          Description                  Net of recoveries     Received         1997           1996         1997             1996
          -----------                  -----------------     --------         ----           ----         ----             ----
Residential
West Palm (c)(n)                             -                   -                 -           -         5,000,000      $28,826,915
   Los Angeles, CA

Industrial/Commercial
Tri-State (b) (c) (h)                        -               (5,693,199)           -      5,637,136          -            5,631,611
   Kentucky, Nebraska, Pennsylvania
Southern Inns, (f)                        (4,234,604)            -                 -           -             -              (f)
   North and South Carolina, Virginia
                                        ------------        -----------    -----------   -----------     -----------    -----------
                                        $(23,699,518)       $(8,884,471)   $ 1,445,548   $11,953,520     $ 5,886,541    $53,332,600
                                        ============        ===========    ===========   ===========     ===========    ===========

(a) Contractual balance represents the amount to be paid by the borrower if the loan were liquidated as of September 30, 1997 or December 31, 1996, respectively, including principal plus interest earned to such date.
(b) The Partnership may be entitled to additional interest in the appreciation of property, which additional interest is subordinated to a specified return to the borrowers.
(c)  These loans are accounted for under the investment  method.
(d)  These loans are accounted for under the interest method.
(e) In December 1992, a Plan of Reorganization was confirmed and the Partnership received Equity Participation Certificates. In February, 1997, the property was sold and the partnership received $1,224,861 for its share of the Equity Participation Certificates.
(f) In April 1993, the Partnership acquired a property through foreclosure of the original loan. The Partnership recognized income of $235,644 in 1993.
(g) In July 1993, the loan was restructured. The Partnership now has a participating interest in a future sale of the property.
(h)  This loan was repaid in January, 1997.
(i) In November 1994, a Plan of Reorganization was confirmed which converted the Partnership's original investment into a non-interest bearing note for $550,000 and participating interest in the future sale of the property.
(j) During 1995, the Partnership conveyed its interest in this loan in exchange for a participation interest in the cash flow of the Senior Wrap Mortgage holder.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

(k) During 1996, the Partnership amended and restated this loan. The new loan of $830,000 consists of two components; $500,000 and $330,000 bearing interest at 7% and 12% per annum, respectively, plus equity participation provisions.
(l) In April 1997, the senior mortgage lender foreclosed on the property securing the loan.
(m) In September 1997, the Partnership received $1,966,411 in satisfaction of its participation interest in the sale of the underlying property.
(n) This loan was restructured to reduce the indebtedness to $5,000,000 with interest accruing at 7% per annum and the maturity date was extended to February 2017.


         A summary of mortgage activity is as follows:

                                                Nine months ended                                Year ended
                                               September 30, 1997                              December 31, 1996
                               ----------------------------------------------     --------------------------------------------
                                  Investment       Interest                        Investment       Interest
                                    Method          Method            Total          Method           Total           Total
                               ------------     ------------     ------------     ------------    ------------    ------------
Opening balance ...........    $  7,977,396     $  3,976,124     $ 11,953,520     $  2,340,260    $  2,413,088    $  4,753,348
(Provision for) recovery of
    loan losses ...........      (2,340,260)         604,155       (1,736,105)       1,963,522       1,224,861       3,188,383
Additional funding ........            --               --               --               --           330,000         330,000
Interest recognized .......          56,063           56,541          112,604        3,673,614           8,175       3,681,789
Loan repayments ...........      (5,693,199)      (3,191,272)      (8,884,471)            --              --              --
                               ------------     ------------     ------------     ------------    ------------    ------------
Ending balance ............    $       --       $  1,445,548     $  1,455,548     $  7,977,396    $  3,976,124    $ 11,953,520
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

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

5         REAL ESTATE (continued)

         A summary of the Partnership's real estate is as follows:


                                                 September 30,     December 31,
                                                     1997              1996
                                                 -----------     -------------
              Land                               $   444,700     $     444,700
              Building and improvements            3,774,523         3,613,438
                                                 -----------     -------------
                                                   4,219,223         4,058,138
              Less: accumulated depreciation        (396,854)         (327,854)
                                                 ------------    --------------

                                                 $ 3,822,369     $   3,730,284
                                                 ===========     =============

         The land, building and improvements are pledged to collateralize the mortgage loan payable.

6         MORTGAGE LOAN PAYABLE

         In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note secured by a first mortgage on the hotel property. The mortgage note has a current balance of $3,515,466 at September 30, 1997. Interest rates on the loan are adjustable every five years with a current interest rate of 9.49% effective through the maturity date of the loan. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan requires monthly payments of interest and principal. Interest expense for the nine months ended September 30, 1997 amounted to $235,004. The loan is held by the Resolution Trust Company and the lender is permitted to accelerate the note as of April 1, 1997, and thereafter with six months notice. The Partnership has not been notified of an acceleration of this mortgage. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

7         PARTNERS' EQUITY

         The General Partners hold a 5% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

7         PARTNERS' EQUITY (continued)

         assets, since it does not reflect the General Partners' 5% equity interest in the Partnership. Thus, the Partnership has restated its financial statements to reallocate $4,124,051 (5% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

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

         On July 18, 1996, the Court preliminarily approved the revised settlement. In August 1996, the Court approved the form and method of notice regarding the revised settlement, which was sent to the HEP limited partners.

         Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the revised settlement. Despite this, following the submission of additional briefs, the Court entered an order on January 14, 1997 rejecting the revised settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the Plaintiffs filed a motion seeking to have

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

8         COMMITMENTS AND CONTINGENCIES (continued)

         the Court reconsider its order. However, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the Plaintiffs' motion. Also at the February 24, 1997 hearing, the Court recused itself from considering a motion to intervene and to file a new complaint in intervention by one of the objectors to the revised settlement, granted the request of one of the Plaintiffs' law firm to withdraw as class counsel and scheduled future hearings on various matters.

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

         In January 1997, the Partnership received $5,693,199 in full satisfaction of the Tri-State mortgage. In February 1997, the
         Partnership received $1,224,861 in full payment of an equity participation certificate relating to BP Shopping Center. In September 1997, the Partnership received $1,966,411 in full satisfaction of the Research Triangle Participation Interest (see Note 4 to the Financial Statements).

         As of September 30, 1997, the Partnership's working capital reserves amounted to approximately $8,390,000. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses in taking legal action or lending additional funds to protect its interest in certain of the mortgage loans in which the underlying properties are experiencing financial difficulties (see Note 4 to the Financial Statements). The Partnership's cash flow from the operation of its hotel property is anticipated to be sufficient to meet such property's capital expenditure needs in 1997.

         In May 1997, the Administrative General Partner was paid $193,426 which represented the asset management fees previously accrued for the Airport Center, Southern Inns and BP Shopping Center. In September 1997, the Administrative General Partner was paid $54,134, which represented partial payment of the previously accrued asset management fee for the Berkeley Western loan.

         Also, in May 1997, the Administrative General Partner was paid $58,900 which represented the mortgage servicing fee accrued for the Tri-State loan. In June 1997, the Administrative General Partner was paid $197,600 which represented the mortgage servicing fee for the Stockfield loan.

         The Partnership declared an interim distribution on June 30, 1997 which was paid in the subsequent quarter. The distribution represents a portion of the proceeds the Partnership received during 1997 from the repayment of two fully reserved loans, Tri-State and BP (see Note 4 to the Financial Statements).

         Liquidity and Capital Resources (continued)

         The Partnership has placed the undistributed portion of the proceeds of the Tri-State, BP and Research Triangle loan repayments (approximately $4,708,000) in working capital reserves in order to retain sufficient cash to protect and maximize the value of its remaining investments. The Partnership will determine on a quarterly basis, based on an analysis of its remaining investments, whether further distributions are warranted.

         Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership. The Partnership determines on a quarterly basis whether cash distributions to the partners are warranted.

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each mortgage in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the properties or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1997.

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

         In September 1997, the properties underlying the RAM Participation Interest in Research Triangle were sold. Accordingly, the Partnership received its 20% undivided interest, as stipulated in the agreement, which amounted to $1,966,411. The carrying value of the RT Loan at the time of the sale was $1,362,256, resulting in a recovery of loan losses of $604,155 for the quarter ended September 30, 1997.

         There was no provision for loan losses recorded for the quarters ended September 30, 1997 and 1996.

         The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent periods and such provisions could be material.

         Certain of the properties, with respect to which the Partnership has made loans are experiencing varying degrees of operating problems (see
         Note 4 to the Financial Statements).

         Results of operations

         There was a net loss for the nine months ended September 30, 1997 as opposed to net income for the nine months ended September 30, 1996, primarily due to the provision for loan losses, net of recoveries, recorded in 1997. Net income increased for the three months ended September 30, 1997 compared to the same period in the prior year primarily due to the recovery of loan losses recorded on the Research Triangle loan.

         Revenues increased for the nine months and decreased for the three months ended September 30, 1997. The increase for the nine months was primarily a result of increases in mortgage loans interest income and short-term investment interest. Mortgage loan interest income increased due to the interest that was recorded as a result of the payoff of the Tri-State loan and the restructuring of the Big Valley loan. Short-term investment interest increased as a result of an increase in cash and cash equivalents on which interest is earned. Cash and cash equivalents increased due to the payoff of the Tri-State loan and the payment received in connection with the equity participations in BP Shopping Center and Research Triangle. The decrease for the three months was due to a larger decrease in other income and operational income than the increase in mortgage loan interest income and short-term investment interest.

         Costs and expenses increased for the nine months and decreased for the three months ended September 30, 1997. The increase for the nine months was primarily due to the provision for loan losses which was recorded during the first quarter of 1997 on the Stockfield loan as described above. The decrease for the three months was primarily a result of the recovery of loan losses which was recorded during the third quarter of 1997 related to the Research Triangle loan as described above.

         Inflation

         Inflation has not had a material impact on the Partnership's recent operations or financial position and is not expected to have a material impact in the future.

         Legal Proceedings

         For a discussion of Legal Proceedings, please see Note 8 ("Commitments and Contingencies") to the Financial Statements.

PART II - OTHER INFORMATION


ITEM 1 -   LEGAL PROCEEDINGS

(a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - Note 8, which is herein incorporated by reference.





ITEM 6. -  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits:  None.

(b) Reports on Form 8-K: Forms 8-K were filed on June 30, 1997 and on August 7, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 RESOURCES ACCRUED MORTGAGE
                                                 INVESTORS, L.P. - SERIES 86

                                           By:   Resources Capital Corp.
                                                 Administrative General Partner




Dated:     November 19, 1997                By:  /s/ Richard Sabella
                                                 -------------------
                                                 Richard Sabella
                                                 President
                                                 (Duly Authorized Officer)



Dated:     November 19, 1997                By:  /s/ Kevin Reardon
                                                 -----------------
                                                 Kevin Reardon
                                                 Vice President, Secretary
                                                 and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)