Form 10-K
period 1997-12-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 1998-04-15
CIK 779231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


          For the fiscal year ended December 31, 1997

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-15724

           RESOURCES ACCRUED MORTGAGE INVESTORS L.P. -- Series 86
           (Exact name of registrant as specified in its charter)

        Delaware                                             13-3294835
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

411 West Putnam Avenue, Greenwich, CT                         06830
(Address or principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code       203-862-7444

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
Title of Each Class                           which registered
-------------------                           ----------------
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

Item 1.                    Business.
General

Registrant is a Delaware limited partnership formed on September 25, 1985. RAM Funding, Inc., a Delaware corporation, is Registrant's investment general partner ("Investment General Partner") and is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). Resources Capital Corp., a Delaware corporation, is Registrant's administrative general partner ("Administrative General Partner") and is also a wholly-owned subsidiary of Presidio. RAM Funding Inc., and Resources Capital Corp., were until November 3, 1994 wholly owned subsidiaries of Integrated Resources Inc. ("Integrated"). On November 3, 1994, Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code, at which time, pursuant to such plan of reorganization, the newly formed Presidio purchased substantially all of Integrated's assets. Presidio AGP Corp. ("Presidio AGP"), a Delaware corporation is the Registrant's associate general partner ("Associate General Partner"), which replaced Z Square G Partners II, a New York general partnership whose partners were formerly associated with Integrated. Presidio AGP is also a wholly-owned subsidiary of Presidio.

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

Effective with the consummation of Integrated's plan of reorganization, Presidio entered into an Administrative Services Agreement with Concurrency Management Corp. ("Concurrency"). Effective January 1, 1996, Wexford Management Corp. (formerly Concurrency) assigned this agreement to Wexford Management LLC ("Wexford").

On August 28, 1997, an affiliate of the NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of the General Partners. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners. On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Pursuant to that agreement Wexford had the authority to designate directors of the General Partners. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including the General Partners and Registrant. On August 28, 1997, Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio and its direct or indirect subsidiaries and affiliates.

Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the General Partners tendered their resignation. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the General Partners.

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

Investments of Registrant

Registrant originally invested 100% of its net proceeds in sixteen Mortgage Loans which aggregated $70,332,103, three of which, the 595 Madison Loan, the Bellekirk Loan and the Pace Loan, were prepaid on November 30, 1989, July 2, 1992 and January 23, 1997, respectively. In addition, Registrant has foreclosed on one Mortgage Loan, and three Mortgage Loans have been converted to possible equity participations with BP Shopping Center's participation being paid on February 20, 1997, and Research Triangle's participation interest being paid on September 17, 1997. Registrant has lost its entire investment in seven Mortgage Loans as a result of foreclosures or discounted payoffs of senior lenders. A brief discussion of these events follows.

On December 31, 1991, the senior mortgage lender on one of Registrant's Mortgage Loans, the Century Park Loan, foreclosed on the property securing its loan, and Registrant lost its entire investment. In December 1992, the BP Loan was converted to an equity participation pursuant to the borrower's bankruptcy plan of reorganization and on February 20, 1997 Registrant was paid for this equity participation. On January 13, 1993, the senior mortgage lender on another of Registrant's investments, the Clovine Loan, foreclosed on the property securing its loan and Registrant lost its entire investment. On April 1, 1993, Registrant foreclosed on the Southern Inns Loan and assumed ownership of the Richmond Comfort Inn, located in Richmond, Virginia. In July 1993, the Boram Loan was converted to an equity participation in the future sale of the property pursuant to a settlement agreement. The first mortgage lender of the Boram Property was subsequently paid off at a discount and Registrant lost any potential recovery from its equity participation interest. On January 13, 1994 and April 5, 1994, the respective senior lenders associated with the Park Place and Lenox Loans, foreclosed on the respective properties securing such loans and Registrant lost its entire investment. In November 1994, the Berkeley Loan was restructured to convert the Registrant's original investment to a new $550,000 loan and an equity participation in the future sale of the property. In 1995 the Airport Center Loan was foreclosed upon by the senior lender and Registrant lost its entire investment and the RT Loan was exchanged for a 20% interest in the net wrap cash flow of the senior Wrap Mortgages which was paid in September 1997. During 1996, the Pike Creek Loan was amended and reduced to $500,000 with interest to accrue at 7% per annum. In addition, an additional $330,000 was advanced to the Pike Creek borrower which bears interest at 12% per annum. In January 1997 the Pace Loan was prepaid in its entirety. In April 1997, the senior mortgage lender foreclosed on the property securing the Stockfield loan and the Partnership lost its entire investment. In September 1997, the West Palm loan was restructured and reduced to $5,000,000 with interest accruing at 7% per annum and the maturity date was extended to February 2017.

Current Investments

As of March 1, 1998, Registrant's investments consisted of one zero coupon Mortgage Loan (West Palm) in the original amount of $9,200,000 (restructured during 1997 to a $5,000,000 loan with all interest accruing at 7% per annum and principal due and payable at maturity in February 2017). There is no current payment due on this Mortgage Loan and equity participation interests in two properties (Berkeley and Pike Creek) which originally secured two other Mortgage Loans. In addition, Registrant owns a hotel located in Richmond, Virginia as a result of the Southern Inns foreclosure. During 1996, the Pike Creek Loan was amended and reduced to $500,000 with interest to accrue at 7% per annum. In addition, $330,000 was advanced to the Pike Creek borrower which bears interest at 12% per annum. Set forth below is a description of the status of Registrant's current investments.

Berkeley Loan

Originally  a $2,250,000  (plus  accrued  interest)  second  mortgage  loan (the
"Berkeley Loan") to Berkeley Western Associates Limited Partnership ("BW Associates"), a private limited partnership sponsored by Integrated which was secured by an office building commonly known as the Great Western Savings Building located in Berkeley, California (the "BW Property"). The BW Property consists of a thirteen-story office building, an adjacent six-level parking garage and the 1.31 acres of land underlying the building and garage located in downtown Berkeley. The land consists of two separate contiguous parcels, the larger one of which (approximately 46,100 square feet) is owned by BW Associates in fee simple and the smaller parcel (approximately 10,700 square feet) lies under a portion of the garage and is leased by BW Associates pursuant to a ground lease. The building contains approximately 120,300 square feet of office space, 13,000 square feet of retail space and 3,770 square feet of basement space. The garage contains parking space for 586 automobiles and approximately 9,400 square feet of retail space.

The Berkeley Loan originally bore interest at the rate of 14.5% compounded annually and was due December 31, 1997 at which time a balloon payment of $11,474,491, together with additional interest (as described below), if any, would be due and payable. The Berkeley Loan was allowed to be prepaid without penalty beginning January 1, 1996 and provided for the payment by BW Associates of additional interest reflecting a participation in the appreciation, if any, of the BW Property. The maximum annual compounded rate of interest, including additional interest with respect to the Berkeley Loan, was not to exceed 16.41%.

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

Some of the more relevant terms of the Plan are summarized as follows:

      Guaranty Federal, a first priority mortgage holder which was owed in excess of $22 million, consented to a claim of $10 million, the approximate value (at that time) of the BW Property which constitutes BW Associates major asset. A new promissory note (the "New Note"), in the principal sum of $10 million and secured by a first mortgage on the BW Property, superseded the existing note.

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

The entire carrying value of $2,481,562 was written off by Registrant during 1990. Registrant is unable to determine at the present time whether any amount will be recovered upon the ultimate sale or disposition of the BW Property.

Pike Creek Loan

Originally, a $975,000 third mortgage loan (the "Pike Creek Loan") to Big Valley Associates Limited Partnership ("Big Valley Associates"), a private limited partnership originally sponsored by Integrated which was secured by the Pike Creek Shopping Center located in Pike Creek Valley, Delaware, bore interest at 13.4% per annum compounded monthly, and was originally scheduled to mature on December 31, 1999 at which time a balloon payment equal to the entire principal balance plus accrued interest thereon (approximately $4,824,806), together with additional interest, if any, would have been due and payable.

The property securing the Pike Creek Loan was operating with positive cash flow and is meeting all debt service requirements. However, a second mortgage, which required no debt service payments until maturity, matured at the end of 1995. A first mortgage loan, which had a principal balance of approximately $12,850,000, matured on February 15, 1996.

Negotiations were being conducted during early 1996 to refinance or otherwise restructure the first and second mortgages. Based on an internal valuation, at that time, the likelihood of Big Valley Associates obtaining continued financing would have been difficult. Therefore, Registrant had determined that interest on this loan should not be accrued.

Due to the uncertainty associated with the ultimate collectibility of the Pike Creek Loan, an allowance for loan losses in the amount of $946,000 was established during March 1995, which reduced the carrying value of the Pike Creek Loan to $1,050,832.

In November 1996 this loan was amended and restated (the "Amended Note"). The Amended Note has a principal balance of $830,000 which is comprised of $500,000 of the original loan made by Registrant and $330,000 of new funds advanced by Registrant. The $500,000 portion of the Amended Note bears interest at 7% per annum and the $330,000 portion bears interest at 12% per annum, both compounded annually. The amendment was necessary in order to facilitate the refinancing of the first mortgage loan of Big Valley Associates which was in default. Additionally, it allowed for the satisfaction of the second mortgage loan. The $330,000 advanced to Big Valley Associates was used, in addition to funds provided by Big Valley Associates, to satisfy its second mortgage loan payable.

Both portions of the Amended Note will be serviced by a percentage of net cash flow from the property. Net cash flow is defined as the amount by which, in any calendar year, rent received by Big Valley Associates exceeds all costs and expenses incurred in connection with the property, including debt service. In addition, various provisions were made for Registrant to receive additional interest from Big Valley Associates upon the ultimate sale or refinancing of the property. Registrant is presently carrying this investment at $1,464,415 at December 31, 1997.

West Palm Loan

Originally a $9,200,000 second mortgage loan (the "West Palm Loan") to West Palm Associates Limited Partnership ("West Palm Associates"), a private limited partnership originally sponsored by Integrated which is secured by a 582 unit apartment complex known as The West Palm located in Los Angeles, California (the "West Palm Property").

The West Palm Loan originally bore simple interest at varying rates that were the equivalent of 13.46% per annum compounded monthly and is due July 1, 2000, at which time a balloon payment of approximately $46,021,411, together with additional interest (as described below), if any, was payable.

The West Palm Loan may not have been prepaid, except in the event of a condemnation or casualty, until after July 1, 1997 and then may be prepaid, in whole only, without penalty.

The West Palm Loan provided for the payment by West Palm Associates of additional interest reflecting a participation in the appreciation, if any, of the West Palm Property. The percentage of the additional interest in the appreciation of the West Palm Property was 13.63%. The maximum annual compounded rate of interest, including additional interest, with respect to the West Palm Loan was not to exceed 16.29%.

The total amount, including fees, allocated to the West Palm Loan from the gross proceeds from Registrant's offering was $10,791,789.

The first mortgage matured in December 31, 1995, since which time West Palm had been engaged in extensive negotiations with the first mortgage holder (Hancock) in an effort to obtain a long term restructuring. Hancock was unwilling to modify the first mortgage and on July 1, 1996, declared the mortgage to be in default, and informed West Palm Associates that it would immediately seek the appointment of a receiver and begin foreclosure proceedings. As a result, on July 2, 1996, West Palm Associates filed for protection under Chapter 11 of the United States Bankruptcy Code. Although the bankruptcy protection enabled West Palm Associates to avoid an imminent foreclosure, there was no assurance that West Palm Associates would be able to successfully restructure its debt service obligations on the Hancock Mortgage. Registrant had reserved the entire carrying value of the West Palm Loan in 1993. Registrant filed a proof of claim for all outstanding principal, accrued interest, prepayment penalties, additional interest and all other costs and obligations of West Palm Associates to Registrant.

In February 1997, a Plan for Reorganization was filed which called for a restructuring of Registrant's mortgage, and in September 1997 the restructuring agreement was executed. Registrant has reduced its indebtedness to $5,000,000, with interest accruing at 7% per annum and extended the maturity date to February 2017. Registrant is also entitled to a participation interest in the event of a sale of the property. However, it is unlikely that the Registrant will realize any proceeds from this investment.

Investments Recently Terminated

RT Loan

Originally a $3,000,000 third mortgage loan (the "RT Loan") to Research Triangle Associates Limited Partnership ("RT Associates"), a private limited partnership originally sponsored by Integrated which was secured by seven leasehold mortgages on an office complex commonly known as Research Triangle Park (the "Complex") consisting of 16 office and commercial buildings of approximately 715,000 rentable square feet and a 200-room hotel located in Durham, North Carolina.

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

The Complex was also encumbered by seven purchase money wraparound leasehold mortgages (the "Senior Wrap Mortgages") held by Teer Enterprises, Ltd. (an entity not affiliated with Integrated), with an aggregate outstanding principal balance of approximately $52,750,000. The Senior Wrap Mortgages bore interest at the rate of 11.875% per annum and matured on January 1, 1996. The Senior Wrap Mortgages were being negotiated to extend the maturity dates. While negotiations were in progress, RT continued to make all debt service payments. The Senior Wrap Mortgages were inclusive of and subordinate to seven first leasehold mortgages.

The Complex was operating with positive cash flow and meeting all of its debt service requirements on the Senior Wrap Mortgages. The RT Loan and the Senior Wrap Mortgages matured January 1, 1996. Leases with IBM, that accounted for over 70% of the leased space at the Complex, were due to expire in 1997. Since refinancing would be difficult without a longer lease commitment from IBM, Registrant ceased accruing interest effective after the second quarter of 1993. Due to the uncertainty associated with the ultimate recoverability, an additional reserve for loan losses in the amount of $2,360,000 was established for the quarter ended March 31, 1995. During 1996, the IBM leases were extended for periods expiring in 2 to 5 years.

On August 1, 1995 (the "Closing Date"), the Registrant entered into a Loan Acquisition and Participation Agreement (the "Participation Agreement") with the owner of the Senior Wrap Mortgages ("Teer"), whereas the Registrant conveyed its interest in the RT loan to Teer in consideration of the grant of a RAM Participation Interest. The RAM Participation Interest was a twenty (20%) percent undivided interest in (a) the Wrap Cash Flow, which was all amounts received by Teer on account of the Senior Wrap Mortgages reduced by the sum of the Senior Loan Payments and the amount of all Reimbursable Expenses attributable to the Senior Wrap Mortgages and (b) the RAM Cash Flow, which was all amounts received by Teer under the RT Loan reduced by the amount of Reimbursable Expenses attributable to the RT Loan. Reimbursable Expenses were costs and expenses of Teer in connection with the performance of all obligations under the Participation Agreement: the collection and enforcement of the Senior Wrap Mortgages and the RT Loans, the preservation of the collateral, the filing and prosecution of a complaint with respect to any of the above matters, etc. Registrant also granted Teer an option to purchase the RAM Participation Interest. Teer was able to exercise the purchase option at any time from the Closing Date of the agreement through the third anniversary of the Closing Date. The Option Prices were as follows: (i) on or prior to the first anniversary, an amount equal to $1,750,000 (including cash payments made on account of the RAM Participation Interest during the period following the Closing Date) (ii) on or prior to the second anniversary, an amount equal to $2,200,000 (including cash payments made on account of the RAM Participation Interest after the first anniversary date) (iii) on or prior to the third anniversary, an amount equal to $2,600,000 (including cash payments made on account of the RAM Participation Interest after the second anniversary date). Teer did not excercise its option to acquire the RAM Participation Interest.

As a result of this transaction and an analysis of the value of the Complex, it was determined that an additional allowance for loan losses was required for the RT Loan in the amount of $1,260,000 for the quarter ended September 30, 1995. The Complex was appraised in August 1995 and valued at $45,000,000. The Registrant's 20% interest in the excess of market value over the first mortgage at that time amounted to approximately $1,360,000. The carrying value was approximately $2,620,000 resulting in a $1,260,000 provision.

In September 1997, the properties underlying the RAM Participation Interest were sold. Accordingly, Registrant received its 20% undivided interest, as stipulated in the agreement, which amounted to $1,966,411. The carrying value of the RT Loan at the time of the sale was $1,362,256, resulting in a recovery of loan losses of $604,155.

Stockfield Loan

A $4,200,000 (plus accrued interest) second mortgage loan (the "Stockfield Loan") to Stockfield Associates Limited Partnership ("Stockfield Associates"), a private limited partnership originally sponsored by Integrated which was secured by an office complex located in Bakersfield, California, consisting of a twelve-story, 193,830 square foot office building and related site improvements, and the 2.34 acres of land underlying the building (the "Stockfield Property").

The Stockfield Property was 100% occupied by two tenants. Shell California Production, Inc. ("Shell"), a division of Shell Oil Company, occupied a total of 186,420 square feet or approximately 96% of the building. Of this amount, 14,980 square feet is basement space. The lease expires in August 1999, and Shell has two five-year renewal options available at market rent. California Republic Bank occupies the remaining 7,410 square feet on the first floor. Its lease expires on August 1, 1998, and California Republic Bank has one five-year renewal option at market rent.

The Stockfield Loan bore interest at the rate of 14.5% per annum compounded annually and was due March 31, 1998 at which time a balloon payment of $21,326,281, together with additional interest (as described below), if any, was payable.

The Stockfield Loan was able to be prepaid beginning after March 31, 1996 without penalty and provided for the payment by Stockfield Associates of additional interest reflecting a participation in the appreciation, if any, of the Stockfield Property. The percentage of the additional interest in the appreciation of the Stockfield Property was 10%. The maximum annual compounded rate of interest, including additional interest with respect to the Stockfield Loan, was not to exceed 14.79%.

The total amount, including fees, allocated to the loan from the gross proceeds of Registrant's offering was $5,087,556.

The Stockfield Property was also encumbered by a first mortgage in the amount of $29,030,000 held by Teacher's Annuity and Insurance Associates of America, which matured on April 1, 1996, bore interest at the rate of 11.75% per annum and was payable on a monthly basis, interest only, during the first five years. Stockfield Associates was negotiating an extension on the first mortgage while continuing to make debt service payments. During the sixth through tenth years, monthly payments of interest and principal, based on a 30-year amortization schedule, were due, until maturity at which time a balloon payment equal to approximately $28,317,758 would have been due and payable. The Stockfield Property was 96% occupied by Shell whose lease expires three years after the first mortgage loan matured and one year after the Stockfield Loan was scheduled to mature. Shell was paying rent that exceeded market rates for the area. Shell was unlikely to exercise its renewal option without renegotiating the rental downward to market rates and may not have made a decision with respect to renewal before the first mortgage or the Stockfield Loan was scheduled to mature. These factors were likely to hinder Stockfield Associates' ability to obtain refinancing. As a result, Registrant ceased accruing interest in 1993 on the Stockfield Loan.

Due to the uncertainty associated with the ultimate collectibility of the Stockfield Loan, an additional reserve for loan losses was established for the quarter ended March 31, 1995, which reduced the carrying value of the Stockfield Loan to $2,340,260. In August 1995, the Registrant entered into an agreement with Stockfield Associates to restructure the Stockfield Loan (the "Stockfield Restructuring"). The Stockfield Restructuring was premised upon Stockfield Associates satisfying the following conditions (i) the existing lease with Shell was to be replaced by a bond type net lease which extended the expiration date of the property lease, (ii) the first mortgage was to be refinanced or restructured and (iii) the net present value of the cash flow available to Stockfield Associates from the restructured lease after payment of debt service on the refinance/restructured first mortgage indebtedness (the "Net Cash Flow") was to be equal to or greater than $8 million, using an annual discount factor of 8% without regard to the final residual value of the Stockfield Property.

Stockfield was unable to reach an agreement with the first mortgage lender and the first mortgage lender commenced foreclosure proceedings. As a result, during the first quarter of 1997, Registrant recorded an additional provision for loan losses for the remaining carrying value of the Stockfield loan, which was $2,340,260. In April 1997 the senior mortgage lender foreclosed on the Property securing the loan and Registrant lost its entire investment.

BP Loan

Originally a $1,900,000 second mortgage loan (the "BP Loan") to BP Shopping Center Associates Limited Partnership ("BP Associates"), a private limited partnership originally sponsored by Integrated which was secured by the Brentwood Place Shopping Center, a 233,000 square foot shopping center located on 30 acres in Brentwood, Tennessee (the "Brentwood Property").

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

The agreement also provided that Tri-State would not incur a prepayment penalty in the event of a prepayment. In addition, Registrant waived its right to receive additional interest (interest that represented a percentage of the increase in the value of the Tri-State Properties). The restructuring enabled Registrant to recoup all of its investment. In January 1997, Registrant received the full contractual balance of the Tri-State loan of approximately $5,700,000. In the 4th quarter of 1996, Registrant recorded a recovery of prior losses of $1,963,522 and recorded $3,673,614 of interest income not previously accrued to reflect the repayment of this loan.

Additional Information Regarding Investments

See table appearing on page I-10 for additional information with respect to the Mortgage Loans.

All interest and principal on the Mortgage Loans accrues and is payable upon the maturity or earlier prepayment of the loans. Interest on short-term investments accounted for 19%, 3.5% and 10% of Registrant's revenues for the years ended December 31, 1997, 1996 and 1995, respectively. (see Item 8, "Financial Statements and Supplementary Data").

The following table sets forth, as of March 1, 1998, the Mortgage Loans and current investments acquired or made by Registrant:


                                                                        Date of      Date Loan                            Balance
Property                  Sq.            Type of            Loan        Original     Acquired/     Maturity    Interest    Due at
Name/Location          Ft./Use          Investment       Principal        Loan     Restructured      Date       Rate     Maturity(1)
-------------          -------          ----------       ---------        ----     ------------      ----       ----     -----------
Great Western        146,470          Equity                N/A           N/A          N/A           N/A        N/A         N/A
Savings Building     (Office Retail)  Participation
Berkeley, CA

Pike Creek           232,000/         Note Payable     $   830,000 (3)    12/87        11/96         11/16         (3)      (3)
Shopping Center      Retail           and Equity
Mill Creek, DE                        Participation

West Palm            582 units        Second           $  5,000,000 (2)   6/88         9/97          2/17       7% (2)      (2)
Los Angeles, CA      Apartments       Mortgage
                     (Residential)

(1) Includes principal and accrued interest, but not any additional interest which may be payable.
(2) Loan restructured in September 1997, reducing principal balance to $5,000,000 with interest accruing at 7% per annum.
(3) Loan restructured in November 1996 to consist of a note payable in two portions ($500,000 and $330,000) bearing interest at 7% and 12%, respectively, both compounded annually, and serviced by the cash flow of the property.


THIS TABLE SETS FORTH INFORMATION WITH RESPECT TO THE MORTGAGE LOANS AND CURRENT INVESTMENTS ACQUIRED OR MADE BY REGISTRANT. HOWEVER, PLEASE SEE PAGES I-2 THROUGH I-11 FOR A DISCUSSION OF ADVERSE CONDITIONS AFFECTING THE VALUE OF REGISTRANT'S INVESTMENT IN ITS MORTGAGE LOANS.

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

Employees

Registrant does not have any employees. Certain services are currently performed by the General Partners and/or their affiliates for Registrant in connection with the servicing of the Mortgage Loans pursuant to a mortgage servicing agreement. NorthStar Presidio currently performs accounting, secretarial, transfer and administrative services for Registrant and Registrant pays its pro rata portion of such services. NorthStar Presidio also performs similar services for other affiliates of the General Partners. See Item 10, "Directors and Executive Officers of Registrant", Item 11, "Executive Compensation" and Item 13, "Certain Relationships and Related Transactions."


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


Item 3.     Legal Proceedings

For discussion of Legal Proceedings, please see Item 8, "Financial Statements and Supplementary Data."


Item 4.     Submission of Matters to a Vote of Security Holders

None.

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

As of March 1, 1998, there were approximately 11,500 holders of Units of Registrant (including the initial limited partner), owning an aggregate of 330,004 Units.

On December 28, 1992, Registrant made a special distribution of $1,719,495 or $4.95 per Unit to holders of record as of October 1, 1992 that was paid from the proceeds of the prepayment of the Bellekirk Loan. The allocation between limited partners and general partners was $1,633,520 and $85,975, respectively. No distributions were made in 1993, 1994, 1995 or 1996. The Partnership declared a $12.00 per Unit interim distribution on June 30, 1997. The distribution represented a portion of the proceeds Registrant received during 1997 from the repayment of the Tri-State and BP loans, which had previously been fully reserved. There are no material legal restrictions set forth in the Partnership Agreement upon Registrant's present or future ability to make distributions. However, no additional distributions were anticipated to be made prior to the maturity of the Mortgage Loans, except in the event of the prepayment of a Mortgage Loan, in as much as all payments due from borrowers under the Mortgage Loans were deferred and payable upon maturity or prepayment of the respective Mortgage Loans. Registrant has placed the undistributed portion of the proceeds of the Tri-State and BP loan repayments (approximately $2,742,000) in working capital reserves in order to retain sufficient cash to protect and maximize the value of its remaining investments. Registrant will determine on a quarterly basis, based on an analysis of its remaining investments, whether further distributions are warranted.

Working capital reserves will be temporarily invested in a short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of Registrant.

Item 6.     Selected Financial Data

                                                                    Year ended December 31,
                           ----------------------------------------------------------------------------------------------------
                                   1997                1996                   1995                   1994               1993
                           ---------------     ---------------        ---------------         --------------     --------------

Revenues                   $     2,242,929     $     5,764,309 (3)    $     1,997,835         $    1,858,087     $    2,233,474
Net Income (Loss)          $    (1,225,720)    $     7,113,916 (1)    $    (6,713,010) (4)    $     (239,929)    $  (10,826,310) (2)
Net Income (Loss)
Per Unit (1) (2) (3) (4)   $         (3.53)    $         20.48 (1)    $        (19.33) (4)    $         (.69)    $       (31.17) (2)

Distribution Per Unit      $         12.00     $            -         $             -         $            -     $            -
Total Assets
Net of Reserves            $    13,753,749     $   19,540,249         $    12,565,760         $   19,536,535     $     19,702,236

(1) Net of recovery of provision for loan losses of $3,188,383 or $91.79 per Unit.
(2) Net of a provision for loan losses of $11,186,231 or $32.20 per Unit for 1993.
(3) 1996 revenues include mortgage interest income of $3,681,789, and is not directly comparable with revenues in prior periods. which consisted primarily of motel revenue and short-term interest income from 1993 to 1995.
(4) Net of a provision for loan losses of $6,672,014 or $19.21 per Unit for 1995.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The General Partners hold a 5% equity interest in Registrant. However, at the inception of Registrant, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. Registrant's management determined that this accounting does not appropriately reflect the Limited Partners' and the General Partners' relative participations in Registrant's net assets, since it does not reflect the General Partners' 5% equity interest in Registrant. Thus, Registrant has restated its financial statements to reallocate $4,124,051 (5% of the gross proceeds raised at Registrant's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of Registrant and all periods presented in the financial statements have been restated to reflect the reallocation. The reallocation has no impact on Registrant's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

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

Registrant originally invested 100% of its net proceeds in sixteen Mortgage Loans which aggregated $70,332,103, three of which, the 595 Madison Loan, the Bellekirk Loan and the Pace Loan, were prepaid on November 30, 1989, July 2, 1992 and January 23, 1997, respectively. In addition, Registrant has foreclosed on one Mortgage Loan, and three Mortgage Loans have been converted to possible equity participations with BP Shopping Center's participation being paid on February 20, 1997, and Research Triangle's participation interest being paid on September 17, 1997. Registrant has lost its entire investment in seven Mortgage Loans as a result of foreclosures or discounted payoffs of senior lenders. A brief discussion of these events follows.

On December 31, 1991, the senior mortgage lender on one of Registrant's Mortgage Loans, the Century Park Loan, foreclosed on the property securing its loan, and Registrant lost its entire investment. In December 1992, the BP Loan was converted to an equity participation pursuant to the borrower's bankruptcy plan of reorganization and on February 20, 1997 Registrant was paid for this equity participation. On January 13, 1993, the senior mortgage lender on another of Registrant's investments, the Clovine Loan, foreclosed on the property securing its loan and Registrant lost its entire investment. On April 1, 1993, Registrant foreclosed on the Southern Inns Loan and assumed ownership of the Richmond Comfort Inn, located in Richmond, Virginia. In July 1993, the Boram Loan was converted to an equity participation in the future sale of the property pursuant to a settlement agreement. The first mortgage lender of the Boram Property was subsequently paid off at a discount and Registrant lost any potential recovery from its equity participation interest. On January 13, 1994 and April 5, 1994, the respective senior lenders associated with the Park Place and Lenox Loans, foreclosed on the respective properties securing such loans and Registrant lost its entire investment. In November 1994, the Berkeley Loan was restructured to convert the Registrant's original investment to a new $550,000 loan and an equity participation in the future sale of the property. In 1995 the Airport Center Loan was foreclosed upon by the senior lender and Registrant lost its entire investment and the RT Loan was exchanged for a 20% interest in the net wrap cash flow of the senior Wrap Mortgages which was paid in September 1997. During 1996, the Pike Creek Loan was amended and reduced to $500,000 with interest to accrue at 7% per annum. In addition, an additional $330,000 was advanced to the Pike Creek borrower which bears interest at 12% per annum. In January 1997 the Pace Loan was prepaid in its entirety. In April 1997, the senior mortgage lender foreclosed on the property securing the Stockfield loan and the Partnership lost its entire investment. In September 1997, the West Palm loan was restructured and reduced to $5,000,000 with interest accruing at 7% per annum and the maturity date was extended to February 2017. Because Registrant's loans are zero-coupon loans, Registrant receives no current cash flow from such investments.

Registrant uses working capital reserves provided from the proceeds of its public offering, any undistributed cash from temporary investments plus any cash flow from the operation of its motel as its primary measure of liquidity. As of December 31, 1997 Registrant's working capital reserves equaled approximately $8,200,000. Registrant may utilize its working capital reserves in the event Registrant incurs additional expenses in taking legal action or lending additional funds to protect its interest in certain of the mortgage loans on properties which are currently experiencing difficulties or to pay fees. Registrant's cash flow from the operations of its motel property is anticipated to be sufficient to meet such property's capital expenditure needs in 1998.

In December 1993, Registrant paid the Clovine related deferred mortgage servicing fee to the Administrative General Partner in the amount of $75,028. On March 8, 1994, Registrant paid $57,077 to the Administrative General Partner representing the deferred mortgage servicing fee on its Park Place Loan. On May 17, 1994 Registrant paid $107,394 representing the deferred mortgage servicing fee on its Lenox Loan. In March 1995, Registrant paid $75,919, $69,118, $29,219 and $137,918 which represented the mortgage servicing fees associated with the Berkeley Western, Southern Inns, BP Shopping Center and Boram loans, respectively. In September 1995, Registrant paid $175,423 representing the mortgage servicing fee associated with the Airport Center loan. On May 5, 1997 and June 26, 1997 Registrant paid $58,898 and $197,000 which represented the mortgage servicing fees associated with the Tri-State and Stockfield loans, respectively. (See Notes to Financial Statements - Note 3).

During  1997,  Registrant  paid  $93,568,  $71,561,  $28,297  and $54,134 to the
Administrative General Partner representing the asset management fees for the Airport Center, Southern Inns, BP and Berkeley loans, respectively.

Registrant declared a $12.00 per Unit interim distribution on June 30, 1997. The distribution represented a portion of the proceeds Registrant received during 1997 from the repayment of the Tri-State and BP Loans, which had previously been fully reserved.

Registrant has placed the undistributed portion of the proceeds of the Tri-State, Research Triangle and BP loan repayments (approximately $2,742,000) in working capital reserves in order to retain sufficient funds to protect and maximize the value of its remaining investments. Registrant will determine on a quarterly basis, based on an analysis of its remaining investments, whether further distributions are warranted.

Working capital reserves will be temporarily invested in a short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of Registrant.

Registrant may use its working capital reserves in the future to pay deferred fees relating to loans, the collateral for which has been foreclosed by senior lenders. As discussed more fully in the Notes to Financial Statements - Note 4, the borrower under the West Palm Loan is experiencing cash flow problems. If as a result of these cash flow problems an eventual foreclosure should occur, Registrant may not have sufficient capital to bid at a foreclosure. This would result in a total loss of Registrant's investment in that particular mortgage if the amount bid at the foreclosure by the successful bidder is the amount of the first mortgage holder's lien. Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

Real Estate Market

The real estate market has begun to recover from the effects of the recession which included a substantial decline in the market values of existing properties. However, high vacancy rates continue to exist in some areas. As a result, investors will not recover a significant portion of their original investment in Registrant.

Allowance for Loan Losses

Registrant invested principally in zero-coupon, non-recourse junior Mortgage Loans. Collection of amounts due on Registrant's Loans is solely dependent upon the sale or refinancing of collateral at amounts sufficient to satisfy Registrant's mortgage loans after payment of the senior mortgage notes owned by unaffiliated third parties.

An allowance for loan losses is established based upon a quarterly review of each mortgage in Registrant's portfolio. In performing this review, management considers the estimated net realizable value of the properties or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of December 31, 1997.

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

During 1996, the property securing the Pike Creek Loan was operating with positive cash flow and is meeting all debt service requirements. However, the first mortgage matured on February 15, 1996 and the second mortgage matured on December 15, 1995. During 1996, Big Valley Associates was negotiating with the first mortgage lender to obtain permanent replacement debt. Based on internal valuations, the likelihood of Big Valley Associates obtaining continued financing at that time would be difficult. Based on this factor, the Registrant's management determined as of March 31, 1995, that an additional reserve in the amount of $946,000 was required. This reserve reduced the carrying value of the Pike Creek Loan to $1,050,832. In November 1996, the Pike Creek Loan was amended and restructured (See Note 4 to the Financial Statements).

While the property securing the RT Loan was operating with positive cash flow and meeting debt service requirements, the senior wrap mortgages and the RT Loan matured on January 1, 1996. In March 1995, the IBM lease, which by itself accounted for over 70% of the leased space at the property, was due to expire one year after the current debt matured. The Senior Wrap Mortgages were negotiated to extend the maturity dates. While negotiations were in progress, RT Associates continued to make debt service payments. Since refinancing would be difficult without a longer lease commitment from IBM, the Registrant's management determined that as of March 31, 1995, an additional reserve in the amount of $2,360,000 was required which reduced the carrying value of the RT Loan to $2,622,257. In August 1995, the RT Loan was acquired by the senior wrap mortgage holders, with the Registrant obtaining a 20% participating interest (See Note 4 to the Financial Statements). As a result of this transaction and an analysis of the value of the investment, it was determined that a provision for loan losses was required for the quarter ended September 30, 1995 for the RT Loan in the amount of $1,260,000, reducing the carrying value to $1,362,256. During 1996, the IBM leases were extended for periods expiring between 2 and 5 years. In September 1997, the properties underlying the RAM Participation Interest were sold. Accordingly, Registrant received its 20% undivided interest, as stipulated in the agreement, which amounted to $1,966,411. The carrying value of the RT Loan at the time of the sale was $1,362,256, resulting in a recovery of loan losses of $604,155 for the quarter ended September 30, 1997.

In addition, the property securing the Stockfield Loan is 96% occupied by Shell California Productions, Inc., whose lease expires in 1999. It was unlikely that Shell would exercise its renewal option with renegotiating the rental downward toward market rates. The first mortgage matured on April 1, 1996, and without a long-term commitment from Shell, refinancing would be difficult. Stockfield Associates was attempting to negotiate an extension of the first mortgage, but was unable to reach an agreement and the first mortgage lender commenced foreclosure proceedings and ultimately foreclosed on the property in April of

1997. Registrant's management decided at March 31, 1995, to reserve an additional $2,106,000 on the Stockfield Loan, which reduced the carrying value to $2,340,260. Due to the foreclosure, the Registrant lost its entire investment in this loan and recorded a provision for the entire carrying value of $2,340,260.

During 1996, the Registrant recorded recoveries of prior provisions for loan losses of $1,963,522 and $1,224,861 for the Tri-State and BP Loans, respectively. Additionally, the Registrant recorded $3,673,614 of interest income during 1996 with respect to the Tri-State Loan. All such amounts were received by the Registrant during the first quarter of 1997. During 1997, Registrant recorded a recovery of loan losses in the amount of $604,155 on the RT Loan and a provision for loan losses in the amount of $2,340,260 on the Stockfield loan, as more fully discussed above.

Year 2000

Costs associated with the year 2000 conversion are not expected to have any impact on the operations of the Registrant.

Results of Operations

1997 vs. 1996

There was a net loss for the year ended December 31, 1997 as opposed to net income for the year ended December 31, 1996 primarily due to the provision for loan losses, net of recoveries recorded in 1997 as opposed to a recovery of loan losses recorded in 1996.

Revenues decreased for the year ended December 31, 1997 compared to the prior year primarily due to a decrease in mortgage interest income only partially offset by an increase in short-term investment interest. Mortgage interest income decreased due to the payoff of the Tri-State Loan and thus the recording of $3,673,614 in mortgage interest income in 1996. Short-term investment income increased as a result of an increase in cash and cash equivalents on which interest is earned. Cash and cash equivalents increased due to the payoff of the Tri-State loan and the payments received in connection with the equity participations in BP Shopping Center and Research Triangle Loans.

Costs and expenses increased in 1997 compared to the prior year primarily due to a provision for loan losses recorded on the Stockfield loan in 1997 compared to a recovery of loan losses recorded in 1996 as discussed below. This increase was primarily offset by decreases in operating expenses and general and administrative expenses. Operating expenses decreased in proportion to the decrease in operating income. General and administrative expenses decreased primarily due to a decrease in payroll costs.

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

Only approximately 2.5% of the limited partners of the HEP Registrants elected to "opt out" of the revised settlement. Despite this, following the submission of additional briefs, the Court entered an order on January 14, 1997 rejecting the revised settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the Plaintiffs filed a motion seeking to have the Court reconsider its order. However, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the Plaintiffs' motion. Also at the February 24, 1997 hearing, the Court granted the request of one of the Plaintiffs' law firm to withdraw as class counsel.

Thereafter, in June 1997, the Plaintiffs again amended their complaint ("Amended Complaint"). The Amended Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, except on behalf of the two original plaintiffs, or for negligence. In February 1998, the Court certified three Plaintiff classes consisting of current unit holders in each of the three HEP Registrants. On March 11, 1998, the Court stayed the action through June 30, 1998 to permit the parties to engage in renewed settlement discussions.

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

Item 8.           Financial Statements and Supplementary Data

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                    I N D E X


               Independent Auditor's Report

               Financial Statements - years ended
                 December 31, 1997, 1996 and 1995

                    Balance sheets

                    Statements of operations

                    Statement of partners' equity

                    Statements of cash flows

                    Notes to financial statements

               Financial statement schedules

                    Schedule III

                        Real Estate and Accumulated Depreciation




All other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

To the Partners of
Resources Accrued Mortgage Investors L.P. - Series 86
Greenwich, Connecticut


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Resources Accrued Mortgage Investors L.P. - Series 86 (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item
14(a)2. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors L.P. - Series 86 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/Hays & Company
-----------------
Hays & Company


February 18, 1998
New York, New York

                     RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                         BALANCE SHEETS



                                                                            December 31,
                                                                     --------------------------
                                                                         1997           1996
                                                                     -----------    -----------
ASSETS

     Investments in mortgage loans (net of an allowance
        for loan losses of $6,050,832 and $17,012,938) ..........    $ 1,464,415    $11,953,520
     Cash and cash equivalents ..................................      8,273,293      3,769,118
     Real estate - net ..........................................      3,899,513      3,730,284
     Other assets ...............................................        116,528         87,327
                                                                     -----------    -----------

                                                                     $13,753,749    $19,540,249
                                                                     ===========    ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Mortgage loan payable ......................................    $ 3,495,478    $ 3,570,723
     Due to affiliates ..........................................      1,843,290      2,123,481
     Accounts payable and accrued expenses ......................        138,494        175,366
                                                                     -----------    -----------

        Total liabilities .......................................      5,477,262      5,869,570
                                                                     -----------    -----------

Commitments and contingencies (Notes 3, 4, 6 and 8 )

Partners' equity
     Limited partners' equity (as restated) (330,004 units issued
        and outstanding) ........................................      7,862,713     12,987,195
     General partners' equity (as restated) .....................        413,774        683,484
                                                                     -----------    -----------

        Total partners' equity ..................................      8,276,487     13,670,679
                                                                     -----------    -----------

                                                                     $13,753,749    $19,540,249
                                                                     ===========    ===========

See notes to financial statements.

                     RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                    STATEMENTS OF OPERATIONS



                                                                 Year ended December 31,
                                                      -------------------------------------------
                                                           1997            1996           1995
                                                      -----------     -----------     -----------
Revenues

     Operating income - real estate ..............    $ 1,570,960     $ 1,712,325     $ 1,706,256
     Short-term investment interest ..............        424,271         202,876         203,077
     Mortgage loan interest income ...............        131,471       3,681,789            --
     Other income ................................        116,227         167,319          88,502
                                                      -----------     -----------     -----------

                                                        2,242,929       5,764,309       1,997,835
                                                      -----------     -----------     -----------

Costs and expenses
     Provision for (recovery of) loan losses .....      1,736,105      (3,188,383)      6,672,014
     Operating expenses - real estate ............        929,557         958,418         982,438
     Mortgage loan interest expense ..............        309,566         342,110         347,730
     General and administrative expenses .........        175,926         192,836         330,727
     Asset management fees .......................        151,989         162,567         165,023
     Mortgage servicing fees .....................         71,880          93,527         124,829
     Depreciation expense ........................         93,626          89,318          88,084
                                                      -----------     -----------     -----------

                                                        3,468,649      (1,349,607)      8,710,845
                                                      -----------     -----------     -----------

Net (loss) income ................................    $(1,225,720)    $ 7,113,916     $(6,713,010)
                                                      ===========     ===========     ===========

Net (loss) income attributable to
     Limited partners ............................    $(1,164,434)    $ 6,758,220     $(6,377,359)
     General partners ............................        (61,286)        355,696        (335,651)
                                                      -----------     -----------     -----------

                                                      $(1,225,720)    $ 7,113,916     $(6,713,010)
                                                      ===========     ===========     ===========

Net (loss) income per unit of  limited partnership
     interest (330,004 units outstanding) ........    $     (3.53)    $     20.48     $    (19.33)
                                                      ===========     ===========     ===========

See notes to financial statements.

                     RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
                                 STATEMENT OF PARTNERS' EQUITY
                          YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                                     General          Limited          Total
                                                    Partners'        Partners'      Partners'
                                                     Equity           Equity          Equity
                                                 ------------     ------------     ------------
Balance, January 1, 1995 ....................    $ (3,460,612)    $ 16,730,385     $ 13,269,773
Reallocation of partners' equity ............       4,124,051       (4,124,051)            --
                                                 ------------     ------------     ------------
Balance, January 1, 1995 (as restated) ......         663,439       12,606,334       13,269,773
Net loss - 1995 .............................        (335,651)      (6,377,359)      (6,713,010)
                                                 ------------     ------------     ------------
Balance, December 31, 1995 (as restated) ....         327,788        6,228,975        6,556,763
Net income - 1996 ...........................         355,696        6,758,220        7,113,916
                                                 ------------     ------------     ------------
Balance, December 31, 1996 (as restated) ....         683,484       12,987,195       13,670,679
Net loss - 1997 .............................         (61,286)      (1,164,434)      (1,225,720)
Distributions to partners ($12.00 per limited
     partnership unit) ......................        (208,424)      (3,960,048)      (4,168,472)
                                                 ------------     ------------     ------------
Balance, December 31, 1997 ..................    $    413,774     $  7,862,713     $  8,276,487
                                                 ============     ============     ============

See notes to financial statements.

                          RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                        STATEMENTS OF CASH FLOWS

                                                                      Year ended December 31,
                                                            -------------------------------------------
                                                                1997             1996            1995
                                                            -----------     -----------     -----------
Increase (Decrease) in cash and cash equivalents
Cash from operating activities:
 Net (loss) income .....................................    $(1,225,720)    $ 7,113,916     $(6,713,010)
 Adjustments to reconcile net (loss) income to
     net cash provided by (used in) operating activities
         Mortgage loan interest accrued ................       (131,471)     (3,681,789)           --
         Provision for (recovery of) loan losses .......      1,736,105      (3,188,383)      6,672,014
         Deferred asset management and
            mortgage servicing fees, net of
            payments made ..............................       (280,191)        (43,739)       (197,745)
         Depreciation expense ..........................         93,626          89,318          88,084
 Changes in assets and liabilities
     Other assets ......................................        (29,201)        (48,485)         21,197
     Accounts payable and accrued expenses .............        (36,872)        (33,379)          1,137
                                                            -----------     -----------     -----------

            Net cash provided by (used in)
               operating activities ....................        126,276         207,459        (128,323)
                                                            -----------     -----------     -----------

Cash from investing activities:
 Principal payments on mortgage loan payable ...........        (75,245)        (62,309)        (61,157)
 Additions to real estate ..............................       (262,855)        (81,786)        (16,651)
 Investment in mortgage loans ..........................           --          (330,000)           --
 Payments received on mortgage loans ...................      8,884,471            --              --
                                                            -----------     -----------     -----------

            Net cash provided by (used in)
               investing activities ....................      8,546,371        (474,095)        (77,808)
                                                            -----------     -----------     -----------

Cash flows from financing activities
 Distributions to partners .............................     (4,168,472)           --              --
                                                            -----------     -----------     -----------

Net increase (decrease) in cash and cash equivalents ...      4,504,175        (266,636)       (206,131)

                                                              3,769,118       4,035,754       4,241,885
Cash and cash equivalents, beginning of year ...........           --              --              --

Cash and cash equivalents, end of year .................    $ 8,273,293     $ 3,769,118     $ 4,035,754
                                                            ===========     ===========     ===========


Supplemental disclosure of cash flow information
 Interest paid .........................................    $   309,566     $   342,110     $   347,730
                                                            ===========     ===========     ===========

See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

      The Partnership invested 100% of its net proceeds in sixteen mortgage loans, three of which were prepaid. The 595 Madison loan was prepaid on November 30, 1989, the Bellekirk loan was prepaid July 2, 1992 and the Tri-State loan was prepaid on January 28, 1997. In addition, on December 31, 1991, January 13, 1993, January 13, 1994, April 5, 1994, July 26, 1995
      and in April 1997, the senior mortgage lenders on properties securing six of the Partnership's loans foreclosed on the properties securing their loans, and the Partnership lost its entire investment in these loans. In December 1992, the Brentwood Place loan was converted into equity participation certificates (on which the Partnership was paid approximately $1.2 million in 1997) pursuant to the borrower's bankruptcy Plan of Reorganization. On April 1, 1993 the Partnership foreclosed on the Southern Inns loan and assumed ownership of the Richmond Comfort Inn, located in Richmond, Virginia. The Richmond property foreclosure and acquisition were part of a restructuring agreement. In July 1993, the Boram loan was restructured and the Partnership received an equity participation in the future sale of the property. The Partnership subsequently lost any equity participation in this property as the senior mortgage lender was paid off at a discount. In November, 1994 the Berkeley Western loan was restructured to convert the Partnership's original investment to a new $550,000 loan and an equity participation in the future sale or refinancing of the property. In August 1995, the Research

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1      ORGANIZATION (continued)

      Triangle loan was restructured to convert the Partnership's original investment to a 20% cash flow participation. In September 1997, the Partnership received $1,966,441 in full satisfaction of its participation interest in the sale of the properties originally underlying the Research Triangle loan. In November 1996, the Big Valley Loan was amended and reduced to $500,000 and an additional $330,000 was advanced to the Big Valley Associates. Also, in September 1997, the West Palm loan was restructured and the Partnership received a participation interest in the event of a sale of the property.

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

      The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for losses in subsequent years and such provisions could be material.

      Financial statements

      The financial statements include only those assets, liabilities and results of operations which relate to the business of the Partnership.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Net income (loss) per unit of limited partnership interest

      Net income (loss) per unit of limited partnership interest is computed based upon the number of units outstanding (330,004) for the year.

      Income taxes

      No provisions have been made for federal, state and local income taxes, since they are the personal responsibility of the partners.

      The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to Partnership income or losses, which changes could affect the income tax liability of the individual partners.

      Recently issued accounting pronouncements

      The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings Per Share" established standards for computing and presenting earnings per share, and became effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" established standards for disclosing information about an entity's capital structure, and became effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

       Recently issued accounting pronouncements

      financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

      Management of the Company does not believe that these new standards have, or will have a material effect on the Company's reported operating results, per unit amounts, financial position or cash flows.

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

3      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

      The Investment General Partner of the Partnership, RAM Funding, Inc., and the Administrative General Partner, Resources Capital Corp. are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). RAM Funding, Inc. and Resources Capital Corp. were, until November 3, 1994, wholly-owned subsidiaries of Integrated. On November 3, 1994, Integrated consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code, at which time, pursuant to such plan of reorganization, the newly formed Presidio purchased substantially all of Integrated's assets. As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp. ("Presidio AGP"), a Delaware Corporation, which replaced Z Square G Partners II, a New York general partnership comprised of a general partnership and individuals who were all former officers, directors and significant shareholders of Integrated. Presidio AGP is also a wholly-owned subsidiary of Presidio. The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may in the future, be in direct competition with the Partnership.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

3      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

      Presidio controls the Partnership through its direct and indirect ownership of the General Partners. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners.

      Wexford Management Corp. had been engaged to perform management and administrative services for Presidio and its direct and indirect subsidiaries as well as the Partnership under an Administrative Services Agreement. Wexford Management Corp. was engaged to perform similar services for other similar entities that may be in competition with the Partnership. Effective January 1, 1996, Wexford Management Corp., formerly Concurrency Management Corp., assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford Management LLC ("Wexford"). Under this agreement, Wexford also had the authority to designate directors of the General Partner.

      On November 2, 1997, the Administrative Services Agreement with Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA") which expires on May 3, 1998. Under the terms of the ASA, Wexford will provide consulting and administrative services to Presidio and its affiliates, including the General Partners and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio will provide the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During 1997 and 1996, amounts paid to Wexford for management and administrative services amounted to $23,230 and $36,799, respectively.

      Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the General Partners tendered their resignation. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the General Partners.

      Presidio is a liquidating company. Although it has no immediate plans to do so, it will ultimately seek to dispose of the interest it acquired from Integrated through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

      The Partnership has invested principally in mortgage loans on properties owned or acquired by privately syndicated limited partnerships originally sponsored by Integrated. Transactions entered into between the Partnership and affiliates of Integrated were subject to inherent conflicts of interest.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


3      CONFLICT OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

      The Administrative General Partner is entitled to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Limited Partnership Agreement. Payment of the asset management fee is deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned asset management fees of $151,989, $162,567 and $165,023, including accrued interest of $144,758, $158,607 and $149,402 for the years ended December 31, 1997, 1996 and 1995, respectively.

      In May 1997, the Administrative General Partner was paid $193,426 which represented the asset management fees previously accrued by the Partnership for the Airport Center, Southern Inns and BP Shopping Center Loans. In July 1997, the Administrative General Partner was paid $54,134, which represented partial payment of the previously accrued asset management fee for the Berkeley Western loan.

      The Administrative General Partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned mortgage servicing fees of $71,880, $93,527 and $124,829, including accrued interest of $42,817, $28,120 and $71,857, for the years ended December 31, 1997, 1996 and 1995, respectively.

      In May 1997, the Administrative General Partner was paid $58,900 which represented the mortgage servicing fee accrued by the Partnership for the Tri-State loan. In June 1997, the Administrative General Partner was paid $197,600 which represented the mortgage servicing fee for the Stockfield loan. In June 1996, the Administrative General Partner was paid $86,827 which represented the mortgage servicing fee accrued by the Partnership for the RT Loan. In March 1995, the Administrative General Partner was paid $75,919, $69,118, $29,219 and $137,918, which represented the mortgage servicing fees accrued by the Partnership for the Berkeley Western, Southern Inns, Brentwood Place and Boram Loans, respectively. In September 1995, the Administrative General Partner was paid $175,423, which represented the mortgage servicing fee accrued by the Partnership for the LAX loan. On March 8, 1994, the Partnership paid $57,077 to the Administrative General Partner representing the mortgage servicing fee on the Park Place loan. On May 17, 1994, the Partnership paid $107,394 representing the mortgage servicing fee on the Lenox Towers loan.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


3      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

      Amounts due to Administrative General Partner for asset management and mortgage servicing fees (including accrued interest), consist of the following:

                                                           December 31,
                                                  ------------------------------
                                                     1997                1996
                                                  ----------          ----------
Asset management fee ...................          $1,451,466          $1,547,037
Mortgage servicing fee .................             391,824             576,444
                                                  ----------          ----------

                                                  $1,843,290          $2,123,481
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

      The properties which collateralize the Partnership's mortgage loans have experienced varying degrees of operating problems. The Stockfield, Century Park, Clovine, Park Place, Lenox Towers and LAX loans were ultimately lost when the senior lenders foreclosed on the properties securing the Partnership's mortgage loans. The Brentwood Place, Berkeley Western, Research Triangle, West Palm, Big Valley and Boram loans have been restructured to allow the Partnership a possible equity participation in the future sales or refinancing of the properties. The Partnership subsequently lost its equity participation in the Boram loan, as the senior lender was paid off at a discount. The Brentwood Place and Research Triangle participation interests were paid to the Partnership after the underlying properties securing the respective loans were sold.

      The   Partnership   has   provided  for  these   contingencies,   in  some
      circumstances, by establishing an allowance for loan losses on its investments.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

      In January 1993, BW Associates filed for protection under Chapter 11 of the United States Bankruptcy Code. Upon BW Associates' request, the bankruptcy court entered a cash collateral order which permitted use of the property's cash flow to pay operating and other expenses pursuant to a court approved budget. On May 18, 1993, the Partnership filed a Proof of Claim for all outstanding principal, accrued interest, prepayment penalties and other costs and obligations of BW Associates to the Partnership. In September 1993, BW Associates and Guaranty Federal signed a Memorandum of Understanding to restructure the first mortgage loan. The restructuring entitled the Partnership to certain economic benefits, after Guaranty Federal is repaid, upon a sale or refinancing of the property. BW Associates had incorporated the Memorandum of Understanding into a plan of reorganization. The plan of reorganization (the "Plan") was confirmed by the bankruptcy court on November 14, 1994. A copy of the Plan is on file with the bankruptcy court for the District of Connecticut. Some of the more relevant terms of the Plan, which was consummated in December 1994, are summarized as follows:

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

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

      The entire carrying value of this loan of $2,481,562 had been written off during 1990. The Partnership is unable to determine at the present time whether any amounts will be received upon the ultimate sale or disposition of the property.

      Brentwood Place loan

      The Brentwood Place loan was made to BP Shopping Center Associates ("BP Associates") in an original principal amount of $1,900,000 and was secured by a shopping center in Brentwood, Tennessee. Decreasing rental rates, combined with several merchant failures, created cash flow problems which in turn, caused BP Associates to default on their first mortgage debt service obligations to Northwestern Mutual Life Insurance Company ("Northwestern") in February 1991. BP Associates continued operating problems and its inability to restructure its existing indebtedness led to BP Associates filing for protection under Chapter 11 of the United States Bankruptcy Code on May 16, 1991. In December 1992, a Plan of Reorganization was approved by all creditor classes, including the Partnership, and confirmed by the bankruptcy court.

      Under the plan, title and control of the property was transferred to Northwestern which had the right to hold the property or sell it. The
      Partnership, and certain other unsecured creditors, received equity participation certificates of which the Partnership had a majority interest. The entire carrying value of this loan of $2,081,130 had been written off during 1990.

      In February 1997 the Partnership received $1,224,861 for its equity participation certificate due to the sale of the BP Shopping Center by Northwestern. For the year ended December 31, 1996, the Partnership recorded a recovery of prior loan losses to reflect this receipt.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

      The first mortgage matured in December 31, 1995, since which time West Palm had been engaged in extensive negotiations with the first mortgage holder (Hancock) in an effort to obtain a long term restructuring. Hancock was unwilling to modify the first mortgage and on July 1, 1996, declared the mortgage to be in default, and informed West Palm that it would immediately seek the appointment of a receiver and begin foreclosure proceedings. As a result, on July 2, 1996, West Palm filed for protection under Chapter 11 of the United States Bankruptcy Code. Although the bankruptcy protection enabled West Palm to avoid an imminent foreclosure, there was no assurance that West Palm will be able to successfully restructure its debt service obligations on the first mortgage. The Partnership had reserved the entire carrying value of the West Palm loan in 1993. The Partnership filed a proof of claim for all outstanding principal, accrued interest, prepayment penalties, additional interest and all other costs and obligations of West Palm to the Partnership.

      In February 1997, a Plan of Reorganization was filed which called for a restructuring of the Partnership's mortgage, and in September 1997 the restructuring agreement was executed. The Partnership has reduced its indebtedness to $5,000,000, with interest accruing at 7% per annum and extended the maturity date to February 2017. The Partnership is also entitled to a participation interest in the event of a sale of the property. However, it is unlikely that the Partnership will realize any proceeds from this investment.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

      The agreement also provided that Tri-State would not incur a prepayment penalty in the event of a prepayment. In addition, the Partnership waived its right to receive additional interest (interest that represented a percentage of the increase in the value of the Tri-State Properties). The restructuring enabled the Partnership to recoup all of its investment. In January 1997, the Partnership received the full contractual balance of the Tri-State loan of approximately $5,700,000. In the 4th quarter of 1996, the Partnership recorded a recovery of prior loan losses of $1,963,522 and recorded $3,673,614 of interest income not previously accrued to reflect the repayment of this loan.

      Research Triangle loan

      The Complex securing the Research Triangle loan ("RT Loan"), was operating with positive cash flow and was meeting all its debt service requirements. The RT Loan and the Senior Wrap Mortgages were due to mature January 1, 1996. The Senior Wrap Mortgages were being negotiated to extend the maturity dates. While negotiations were in progress, RT continued to make debt service payments. Leases with IBM accounted for over 70% of the leased space at the property and were due to expire in 1997. Since refinancing would be difficult without a longer lease commitment from IBM, the Partnership ceased accruing interest during 1993. Due to the uncertainty associated with the ultimate recoverability of the RT Loan, an additional allowance for loan losses in the amount of $2,360,000 was established for the quarter ended March 31, 1995. In 1996 the IBM leases were extended for periods expiring in 2 to 5 years.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Research Triangle loan (continued)

      On August 1, 1995 (the "Closing Date"), the Partnership entered into a Loan Acquisition and Participation Agreement (the "Agreement") with the owner of the Senior Wrap Mortgages, TEER Associates ("Teer"), whereas the Partnership conveyed its interest in the RT Loan to Teer in consideration of the grant of a RAM Participation Interest. The RAM Participation Interest was a twenty (20%) percent undivided interest in (i) the Wrap Cash Flow, which was all amounts received by Teer on account of the Senior Wrap Mortgages reduced by the sum of the senior loan payments and the amount of all reimbursable expenses attributable to the Senior Wrap Mortgages and (ii) the RAM Cash Flow, which was all amounts received by Teer under the RT Loan reduced by the amount of reimbursable expenses attributable to the RT Loan. Reimbursable expenses were costs and expenses of Teer in connection with the performance of all obligations under the Agreement, including the collection and enforcement of the Senior Wrap Mortgages and the RT Loans, the preservation of the collateral, the filing and prosecution of a complaint with respect to any of the above matters, etc.

      The Partnership granted Teer an option to purchase the RAM Participation Interest. Teer was able to exercise the purchase option at any time from the Closing Date through the third anniversary of the Closing Date. The option prices were as follows: (i) on or prior to the first anniversary, an amount equal to $1,750,000 (including cash payments received by the Partnership on the account of the RAM Participation Interest during the period following the Closing Date), (ii) on or prior to the second anniversary, an amount equal to $2,200,000 (including cash payments made on account of the RAM Participation Interest after the first anniversary date), (iii) on or prior to the third anniversary, an amount equal to $2,600,000 (including cash payments made on account of the RAM Participation Interest after the second anniversary date). Teer did not excercise its option to acquire the RAM Participation Interest.

      As a result of this transaction and an analysis of the value of the investment, it was determined that an additional allowance for loan losses was required for the value of the RT Loan in the amount of $1,260,000. The complex securing the RT Loan was appraised in August 1995, and valued at $45,000,000. The Partnership's 20% interest in the excess of market value over the Senior Wrap Mortgage amounted to approximately $1,360,000. The carrying value prior to the additional allowance was approximately $2,620,000, resulting in a $1,260,000 allowance in August 1995. The Partnership received $65,750, $80,459 and $35,759, during 1997, 1996 and
      1995, respectively, from the RAM Participation Interest, which amounts are included in other income in the accompanying statements of operations.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Research Triangle loan (continued)

      In September 1997, the Complex underlying the RAM Participation Interest were sold. Accordingly, the Partnership received its 20% undivided interest, as stipulated in the agreement, which amounted to $1,966,411. The carrying value of the RT Loan at that time of the sale was $1,362,256, resulting in a recovery of loan losses of $604,155.

      Pike Creek loan

      Originally a $975,000 third mortgage loan to Big Valley Associates, L.P. which bore interest at 13.4% per annum compounded monthly, and was schedule to mature on December 31, 1999.

      The property securing the Pike Creek loan was currently operating with positive cash flow and was meeting all debt service requirements. However, a second mortgage, which required no debt service payments until maturity, matured at the end of 1995. A first mortgage loan, which had a principal balance of approximately $12,850,000, matured on February 15, 1996.

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

      In November 1996 this loan was amended and restated (the "Amended Note"). The Amended Note has a principal balance of $830,000 which is comprised of $500,000 of the original loan made by the Partnership and $330,000 of new funds advanced by the Partnership. The $500,000 portion of the Amended Note bears interest at 7% per annum and the $330,000 portion bears interest at 12% per annum, both compounded annually. The amendment was necessary in order to facilitate the refinancing of the first mortgage loan which was in default. Additionally, it allowed for the satisfaction of the second mortgage loan. The $330,000 advanced to the Pike Creek borrower was used, in addition to funds provided by the Pike Creek borrower to satisfy its second mortgage loan payable. Both portions of the Amended Note will be serviced by a percentage of net cash flow from the property. Net cash flow is defined as the amount by which, in any calendar year, rent received by the Pike Creek borrower exceeds all costs and expenses incurred in connection with the property, including debt service. In addition, various provisions were made for the Partnership to receive additional interest from the Pike Creek borrower upon the ultimate sale or refinancing of the property. Interest earned on the Pike Creek loan for the year ended December 31, 1997 amounted to $75,408.

      The net carrying value of the Pike Creek loan at December 31, 1997 amunted to $1,464,415 inclusive of accrued interest of $83,583.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Stockfield loan

      The property securing the Stockfield loan was 96% occupied by Shell California Productions, Inc. ("Shell") whose lease was to expire in August 1999, approximately three years after the first mortgage loan matured on April 1, 1996 and approximately one year after the Partnership's loan was scheduled to mature on March 31, 1998. Shell was paying rent that exceeded market rates for the area. Shell was unlikely to exercise its renewal option without renegotiating the rental downward to market rates and may have not made a decision with respect to renewal before the first mortgage or the Stockfield loan matured. These factors were likely to hinder Stockfield Associates Limited Partnership ("Stockfield"), the owner of the property which secured the Stockfield loan, in its ability to obtain refinancing. As a result, the Partnership decided in 1993 to cease accruing interest on the Stockfield loan.

      Due to the uncertainty associated with the ultimate collectibility of the Stockfield loan, an additional allowance for loan losses in the amount of $2,106,000 was established in March 1995, which reduced the carrying value of the loan to $2,340,260. In August 1995, the Partnership entered into an agreement with Stockfield to restructure the Stockfield loan (the
      "Restructuring"). The Restructuring was premised upon Stockfield satisfying the following conditions (i) the existing lease with Shell was to be replaced by a bond type net lease which extended the expiration date of the property lease, (ii) the first mortgage was to be refinanced or restructured and (iii) the net present value of the cash flow available to Stockfield from the restructured lease, after payment of debt service on the refinanced/restructured first mortgage indebtedness (the "Net Cash Flow"), was to be equal to or greater than $8 million, using an annual discount factor of 8% without regard to the final residual value of the property owned by Stockfield.

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

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Information with respect to the Partnership's investments in mortgage loans is summarized as follows:

                                                                                                          Mortgage
                                            Interest     Compound        Loan          Maturity            Amount
          Description                         Rate        Period         Date           Date              Advanced
          -----------                         ----        ------         ----           ----             ---------
        Office Buildings
        Berkeley Western (i)                 14.50%       Annual      20-Dec-85           (i)            $2,250,000
            Berkeley, CA
        Stockfield Associates (h)            14.50%       Annual      1-Apr-86            (h)             4,200,000
            Bakersfield, CA
        Research Triangle (j)                13.675%      Monthly     1-Jan-88            (j)             3,000,000
            Raleigh Durham, NC

        Shopping Centers
        Big Valley Associates (d)(b)         13.40%       Monthly     16-Dec-87        31-Dec-99          1,305,000
            Wilmington, DE
        B.P. Associates (e)                  13.40%       Monthly        (e)              (e)             1,900,000
            Brentwood, TN

        Residential
        West Palm (c) (f)                     7.00%       Annual      1-Jul-2000       1-Jul-2000         9,200,000
            Los Angeles, CA
                                                                           Interest recognized
                                                                       ---------------------------
                                                          Mortgage      Year Ended
                                            Purchased     Placement    December 31,      1996 and
          Description                       Interest       Fee            1997             Prior
          -----------                       --------       ---         ----------          -----
        Office Buildings
        Berkeley Western (i)              $    94,079  $    137,483         -           $      -
            Berkeley, CA
        Stockfield Associates (h)
            Bakersfield, CA                   137,142       254,378         -                89,000
        Research Triangle (j)
            Raleigh Durham, NC                      -       175,953         -             2,068,560

        Shopping Centers
        Big Valley Associates (d)(b)                -        57,185       75,408          1,077,654
            Wilmington, DE
        B.P. Associates (e)                         -       111,437         -                69,693
            Brentwood, TN

        Residential
        West Palm (c) (f)                           -       539,589                              -
            Los Angeles, CA

            RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                                                                    Contractual
                                                                                        Carrying Value            Balance (a)
                                                                                         December 31,              December 31,
                                                      Write-offs      Payments     -------------------------------------------------
          Description                  Reserves   net of recoveries  Received      1997           1996           1997       1996
          -----------                  --------   -----------------  --------      ----           ----           ----       ----

        Office Buildings
        Berkeley Western (i)                 -      $(2,481,562)     $     -      $      -         -              -         (i)
            Berkeley, CA
        Stockfield Associates (h)            -       (4,680,520)           -             -      2,340,260         -       18,035,899
            Bakersfield, CA
        Research Triangle (j)                -       (3,278,102)     (1,966,411)        -       1,362,256      913,595      (j)
            Raleigh Durham, NC

        Shopping Centers
        Big Valley Associates (d)(b)  (1,050,832)         -                -       1,464,415   1,389,007          -          838,175
            Wilmington, DE
        B.P. Associates (e)                  -         (856,269)     (1,224,861)        -      1,224,861                    (e)
            Brentwood, TN

        Residential
        West Palm (c) (f)             (5,000,000)    (4,739,589)                         -         -          5,331,781   28,826,915
            Los Angeles, CA

                                                                                                                Interest recognized
                                                                                                                -------------------
                                                            Original       Mortgage                 Mortgage  Year ended
                            Interest  Compound    Loan      Maturity        Amount      Purchased  Placement   Dec. 31,     1996 and
Description                  Rate %   Period      Date       Date          Advanced      Interest      Fees      1997         Prior
-----------                  ------   ------      ----       ----        ----------    ----------  ----------    ----         -----
(continued)
Industrial/Commercial
  Tri-State (c)(g)           13.46%   Monthly   22-Jun-88  30-Jun-2000    1,800,000        -         105,572    56,063    3,731,564
     Kentucky, Nebraska,
     Pennsylvania
                                                                        -----------    --------    ---------- --------    ----------
                                                                        $23,655,000    $231,221    $1,381,597 $131,471   $7,036,471
                                                                        ===========    ========    ========== =========   ==========

                  RESOURCES ACCRUED MORTGAGE INVESTORS 86, L.P.
                          NOTES TO FINANCIAL STATEMENTS

4 INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


                                                                                      Contractual
                                                                        Carrying Value            Balance (a)
                                       Write-offs                        December 31,             December 31,
                                         net of       Payments       -------------------         ----------------------
Description               Reserves     recoveries     Received        1997           1996         1997            1996
-----------               ----------   ----------     ----------     -------      --------       --------       -------
Industrial/Commercial
  Tri-State (c)(g)             -            -          (5,693,199)        -        5,637,136         -           5,631,611
     Kentucky, Nebraska,
     Pennsylvania

                          ------------  ------------   -----------   ----------- -----------      -----------  -----------
                          $(6,050,832)  $(16,036,042)  $(8,884,471)  $1,464,415  $11,953,520      $ 6,245,366  $53,332,600
                          ============  ============   ===========   =========== ===========      ===========  ===========

(a) Contractual balance represents the amount to be paid by the borrower if the loan were liquidated as of December 31, of each year, including principal plus interest earned to such date but not including any appreciation interest.

(b) During 1996, the Partnership amended and restated this loan. The new loan of $830,000 consists of two components, $500,000 and $300,000 bearing interest at 7% and 12% per annum, respectively, plus equity participation.

(c) This loan is accounted for under the investment method.

(d) This loan is accounted for under the interest method.

(e) In December 1992, a Plan of Reorganization was confirmed and the Partnership received Equity Participation Certificates. In February, 1997, the property was sold and the partnership received $1,224,861 for its share of Equity Participation Certificates.

(f) This loan was restructured to reduce the indebtedness to $5,000,000 with interest accruing at 7% per annum and the maturity date was extended to February 2017.

(g) This loan was repaid in January, 1997.

(h) The property securing this loan was foreclosed upon by the senior lender in April 1997. The Partnership lost its entire investment in this loan.

(i) In November 1994, a Plan of Reorganization was confirmed which converted the Partnership's original investment into a non-interest bearing note for $550,000 and participating interest in the future sale of the property.

(j) During 1995, the Partnership conveyed its interest in this loan in exchange for a participation interest in the cash flow of the Senior Wrap Mortgage holder and in September 1997 the Partnership received a $1,966,411 in satisfaction of such participation interest.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      A summary of mortgage activity is as follows:

                                            Investment          Interest
                                              Method             Method          Total
                                           ------------     ------------     ------------

Balance, January 1, 1995 ..............    $  4,446,494     $  6,978,868     $ 11,425,362

Provision for loan losses .............      (2,106,234)      (4,565,780)      (6,672,014)
                                           ------------     ------------     ------------

Balance, December 31, 1995 ............       2,340,260        2,413,088        4,753,348

Additional funding ....................            --            330,000          330,000

Recovery of loan loss provision .......       1,963,522             --          1,963,522

Recovery of loan previously written-off            --          1,224,861        1,224,861

Interest recognized ...................       3,673,614            8,175        3,681,789
                                           ------------     ------------     ------------

Balance, December 31, 1996 ............       7,977,396        3,976,124       11,953,520

(Provision for) recovery of
  loan loss ...........................      (2,340,260)         604,155       (1,736,105)

Payments received on mortgage loans ...      (5,693,199)      (3,191,272)      (8,884,471)

Interest recognized ...................          56,063           75,408          131,471
                                           ------------     ------------     ------------

Balance, December 31, 1997 ............    $       --       $  1,464,415     $  1,464,415
                                           ============     ============     ============

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Unaudited financial information for mortgage loans accounted for under the investment method, which exceed 10% of the Partnership's original capital contributions, is summarized as follows:

                                                               December 31,
                                         -----------------------------------------------------
                                               1997                1996                1995
         West Palm                          (Unaudited)         (Unaudited)         (Unaudited)
         ---------                          -----------         -----------         -----------
         Real estate assets              $         *         $    48,330,750     $         *
         Total liabilities               $         *         $    81,139,155     $         *
         Rental income                   $         *         $     5,927,455     $         *
         Net operating loss              $         *         $     3,909,067     $         *

      * 1997 and 1995 unaudited financial information for West Palm is not available to the Partnership.

5      REAL ESTATE - NET

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

      A summary of the Partnership's real estate is as follows:

                                                          December 31,
                                                -------------------------------
                                                    1997                1996
                                                -----------         -----------
Land ...................................        $   444,700         $   444,700
Buildings and improvements .............          3,876,293           3,613,438
                                                -----------         -----------
                                                  4,320,993           4,058,138
Less: accumulated depreciation .........           (421,480)           (327,854)
                                                -----------         -----------

                                                $ 3,899,513         $ 3,730,284
                                                ===========         ===========

      The land, building and improvements are pledged to collateralize the mortgage loan payable (Note 6).

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


6      MORTGAGE LOAN PAYABLE

      In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note, secured by a first mortgage on the hotel property. Interest rates on the loan are adjustable every five years with a current interest rate of 8.5% effective through April 2002. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan presently requires monthly payments of interest and principal aggregating $33,701. Interest expense for the years ended December 31, 1997, 1996 and 1995 amounted to $309,566, $342,110 and
      $347,730, respectively. The loan is held by the Resolution Trust Company and the lender was permitted to accelerate the note as of April 1, 1997, and thereafter with six months notice. The Partnership has not received any notice of acceleration from the lender. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

      Minimum principal payments on the mortgage loan payable during the next five years and thereafter, based upon the current interest rate, are as follows:

              Year ending December 31,
                  1998                                           $     77,200
                  1999                                                 91,300
                  2000                                                 99,300
                  2001                                                108,100
                  2002                                                117,700
                  Thereafter                                        3,001,878
                                                                 ------------

                                                                 $  3,495,478
                                                                 ============
7      PARTNERS' EQUITY

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

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

8      COMMITMENTS AND CONTINGENCIES

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

      Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the revised settlement. Despite this, following the submission of additional briefs, the Court entered an order on January 14, 1997 rejecting the revised settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the Plaintiffs filed a motion seeking to have the Court reconsider its order. However, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the Plaintiffs' motion. Also at the February 24, 1997 hearing, the Court granted the request of one of the Plaintiffs' law firm to withdraw as class counsel.

      Thereafter, in June 1997, the Plaintiffs again amended their complaint ("Amended Complaint"). The Amended Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, except on behalf of the two original plaintiffs, or for negligence. In February 1998, the Court certified three

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


8      COMMITMENTS AND CONTINGENCIES (continued)

      HEP Action (continued)

      Plaintiff classes consisting of current unit holders in each of the three HEP Partnerships. On March 11, 1998, the Court stayed the action through June 30, 1998 to permit the parties to engage in renewed settlement discussions.

      In the event that there is no settlement of the remaining claims, the Administrative General Partner intends to vigorously contest such claims and have, along with the other defendants, previously filed a motion to dismiss the HEP Action, which is currently pending before the Superior Court. It is not possible at this time to predict what the defense of this lawsuit will cost the Administrative General Partner and whether such costs could adversely effect the Administrative General Partners' ability to perform its obligations to the Partnership.


9 RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

      The Partnership recognizes interest income on all of its investments in mortgage loans for tax purposes using the interest method. For financial statement purposes mortgage loans accounted under the investment method recognize income as described in Note 2.

            RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

      A reconciliation of net (loss) income per financial statements to the tax basis of accounting is as follows:

                                                            Year ended December 31,
                                             --------------------------------------------------
                                                  1997               1996               1995
                                             ------------       ------------       ------------
Net (loss) income per financial
     statements .......................       $(1,225,720)      $  7,113,916       $ (6,713,010)

Interest income recognized for
      tax purposes in excess of
      (less than) financial statements            271,203           (749,971)         2,911,647

Fees to affiliates not recognized
      for tax purposes ................           141,213            256,094               --

Provision for loan losses not
      recognized for tax purposes .....         2,340,260               --            6,672,014

Tax depreciation in excess of
      financial statement depreciation            (57,622)           (23,410)           (23,311)

Recovery of loan loss provision
      for financial statement purposes           (604,155)        (1,963,522)              --

Tax write-off of loans previously
      reserved for financial statements       (32,474,044)        (1,837,010)       (17,876,091)
                                             ------------       ------------       ------------

Net (loss) income per tax basis .......      $(31,608,865)      $  2,796,097       $(15,028,751)
                                             ============       ============       ============

            RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


9 RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

      The differences between the Partnership's net assets per financial statements to the tax basis of accounting are as follows:


                                                           December 31,

                                                       1997              1996
                                                  ------------      ------------
Net assets per financial statements .........     $  8,276,487      $ 13,670,679
Interest income recognized for financial
     statement purposes (in excess) less than
     amounts recognized for tax purposes ....         (749,147)       18,755,482

Allowance for loan losses ...................        6,050,832        17,012,938

Syndication costs ...........................        3,918,690         3,918,690

Due to affiliates ...........................          397,307           256,094

Cumulative tax depreciation in excess of
     financial statement depreciation .......         (140,901)          (83,279)
                                                  ------------      ------------

Net assets per tax basis ....................     $ 17,753,268      $ 53,530,604
                                                  ============      ============

                                        RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                                       Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1997



                                                                    COSTS CAPITALIZED                   GROSS AMOUNT AT
                                         INITIAL COST TO              SUBSEQUENT TO                         CLOSE OF
                                           PARTNERSHIP                 ACQUISITION                           PERIOD
                                       ------------------------    ----------------------   ----------------------------------------
                        ENCUMB-                    BUILDING AND                  CARRYING                  BUILDING AND
   DESCRIPTION          RANCES         LAND        IMPROVEMENTS    IMPROVEMENTS     COSTS         LAND     IMPROVEMENTS     TOTAL
   -----------          ------         ----        ------------    ------------     -----         ----     ------------     -----

Comfort Inn
     Hotel
     Richmond, VA    $3,495,478     $  444,700      $3,303,821     $  572,472     $  --     $  444,700    $3,876,293      $4,320,993


                                                                  LIFE ON WHICH
                                                                 DEPRECIATION IN
                                                                 LATEST STATEMENT
                     ACCUMULATED      DATE OF         DATE       OF OPERATIONS IS
                     DEPRECIATION  CONSTRUCTION     ACQUIRED        COMPUTED
                     ------------  ------------     --------        --------
Comfort Inn
     Hotel
     Richmond, VA    $  421,480         N/A          4/1/93       40 YEARS
                     ==========
                                                                  Straight - line
                                                                      method

                                                              Year ended December 31,
                                                        --------------------------------------
 (A) RECONCILIATION OF REAL ESTATE OWNED                  1995          1996         1997
                                                        -----------  -----------   -----------


Balance at beginning of year ......                      $3,959,701     $3,976,352     $4,058,138
Additions during year
     Improvements .................                          16,651         81,786        262,855
                                                         ----------     ----------     ----------

Balance at end of year ............                      $3,976,352     $4,058,138     $4,320,993
                                                         ==========     ==========     ==========

                                        RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86


                                       Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1997
                                                            (continued)



                                                                 Year ended December 31,
                                                         --------------------------------------
 (B) RECONCILIATION OF ACCUMULATED DEPRECIATION             1995          1996           1997
                                                         --------       --------       --------

Balance at beginning of year ......                      $150,452       $238,536       $327,854
Additions during year
     Depreciation .................                        88,084         89,318         93,626
                                                         --------       --------       --------

Balance at end of year ............                      $238,536       $327,854       $421,480
                                                         ========       ========       ========


 Aggregate cost for federal income tax purposes is $4,320,993 at December 31, 1997.

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

As  of  March  15,  1998,   the   executive   officers  and   directors  of  the
Administrative, Investment and Associate General Partners were as follows:

                                                                                            Has served as a
                                                                                            Director and/or
     Name                      Age                   Position Held                          Officer since
     ----                      ---                   -------------                          -------------
 W. Edward Scheetz              33      Director                                             November 1997
 David Hamamoto                 38      Director                                             November 1997
 Richard Sabella                42      President, Director                                  November 1997
 David King                     35      Executive VP, Director, Assistant Treasurer          November 1997
 Lawrence R. Schachter          41      Senior VP, Chief Financial Officer                   January 1998
 Kevin Reardon                  39      VP, Secretary, Treasurer, Director                   November 1997
 Allan B. Rothschild            36      Executive VP                                         December 1997
 Marc Gordon                    33      VP                                                   November 1997
 Charles Humber                 24      VP                                                   November 1997
 Adam Anhang                    24      VP                                                   November 1997
 Gregory Peck                   23      Assistant Secretary                                  November 1997


W. Edward Scheetz co-founded NorthStar Capital Partners with David Hamamoto in July 1997, having previously been a partner at Apollo Real Estate Advisors L.P. since 1993. From 1988 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

David Hamamoto co-founded NorthStar Capital Partners with W. Edward Scheetz in July 1997, having previously been a partner and a co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co., where he initiated the effort to build a real estate principal investment business in 1988 under the auspices of the Whitehall Funds.

Richard Sabella joined NorthStar Capital Partners in November 1997, having previously been the head of real estate and a partner at the law firm of Cahill, Gordon & Reindel since 1989. Mr. Sabella has also been associated with the law firms of Milgrim, Thomajian, Jacobs & Lee, P.C. and Cravath, Swaine & Moore.

David King joined NorthStar Capital Partners in November 1997, having previously been a Senior Vice President of Finance at Olympia & York Companies (USA). Prior to joining Olympia & York in 1990, Mr. King worked for Bankers Trust in its real estate finance group.

Lawrence R. Schachter joined NorthStar Presidio in January 1998, having previously held the position as Controller at CB Commercial/Hampshire, LLC from 1996 to 1997. Prior to joining CB, Mr. Schachter held the position of Controller at Goodrich Associates in 1996 and at Greenthal/Harlan Realty Services Co. from 1992 to 1995. Mr. Schachter, who holds a CPA, graduated from Miami University
(Ohio).

Kevin Reardon joined NorthStar Capital Partners in October 1997, having previously held the position of Controller at Lazard Freres Real Estate Investors from 1996 to 1997. Prior to joining Lazard Freres, Mr. Reardon was the Director of Finance in charge of European expansion at the law firm of Dewey Ballantine from 1993 to 1996. Prior to 1993, Mr. Reardon held a financial position at Hearst - ABC - Viacom Entertainment Services. Mr. Reardon, who holds a CPA, graduated from Fordham University with a B.S. in Accounting.

Allan B. Rothschild joined NorthStar Presidio in December 1997, having previously been the Senior Vice President and General Counsel of Newkirk Limited Partnership where he managed a large portfolio of net-leased real estate assets. Prior to joining Newkirk, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

Marc Gordon joined NorthStar Capital Partners in October 1997, having previously been a Vice President in the Real Estate Investment Banking Group at Merrill Lynch where he executed corporate finance and strategic transactions for public and private real estate ownership companies, including REITs, real estate service companies, and real estate intensive operating companies. Prior to joining Merrill Lynch in 1993, Mr. Gordon was in the Real Estate and Banking Group at the law firm of Irell & Manella. Mr. Gordon graduated from Dartmouth College with an A.B. in economics and also holds a J.D. from the UCLA School of Law.

Charles Humber joined NorthStar Capital Partners in September 1997, having previously worked for Merrill Lynch's Real Estate Investment Banking Group from 1996 to 1997. Mr. Humber graduated from Brown University with a B.A. in international relations and organizational behavior and management which is where he was prior to 1996.

Adam Anhang joined NorthStar Capital Partners in August 1997, having previously worked for The Athena Group's Russia and Former Soviet Union development team from 1996 to 1997. Mr. Anhang graduated from the Wharton School of the University of Pennsylvania with a B.S. in economics with concentrations in finance and real estate, which is where he was prior to 1996.

Gregory Peck joined NorthStar Capital Partners in July 1997, having previously worked for the Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking Group from 1996 to 1997. Prior to joining Morgan Stanley, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking Group from 1994 to 1996. Mr. Peck graduated from Columbia College with an A.B. in mathematics and an A.B. in economics.

There are no family relations between any executive officer and any other executive officer or any director of the Administrative, Investment and Associate General Partners.

Many of the above officers and directors of the Administrative, Investment and Associate General Partners are also officers and/or directors of the general partners of other public partnerships affiliated with Presidio or of various subsidiaries of Presidio.

Item 11.          Executive Compensation

Registrant is not required to and did not pay remuneration to the officers and directors of the Investment General Partner, the Administrative General Partner or the general partners of the former or current Associate General Partner. Certain executive officers and directors of the General Partners receive compensation from affiliates of the General Partners (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant; however, the Administrative General Partner believes that any compensation attributable to services performed for Registrant is not material. See Item 13, "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1998, no person owned of record or was known by Registrant to own beneficially more than 5% of the Units of Registrant.

As of March 1, 1998, neither the General Partners nor their officers and directors was know by Registrant to be beneficially own Units or shares of Presidio, the parent of the General Partners.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

                  As of March 1, 1998, no person owned of record or was known by Registrant to own beneficially more than 5% of the Units of Registrant.

                  As of March 1, 1998, neither the General Partners nor their officers and directors was known by Registrant to beneficially own Units or shares of Presidio, the parent of the General Partners.

                  To the knowledge of the Registrant, the following sets forth certain information regarding ownership of the Class A shares of Presidio as of March 11, 1998 (except as otherwise noted) by (i) each person or entity who owns of record or beneficially five percent or more of the Class A shares, (ii) each director and executive officer of Presidio, and (iii) all directors and executive officers of Presidio as a group. To the knowledge of Presidio, each of such shareholders has sole voting and investment power as to the shares shown unless otherwise noted.

                  All outstanding shares of Presidio are owned by Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company. The interest in PCIC (and beneficial ownership in Presidio) are held as follows:

                                         Percentage Ownership
                                        in PCIC and Percentage
                                         Beneficial Ownership
 Name of Beneficial Owner                     in Presidio
 ------------------------               -----------------------
Five Percent Holders:
Presidio Holding Company, LLC(1)                 71.93%
AG Presidio Investors, LLC(2)                    14.12%
DK Presidio Investors, LLC(3)                     8.45%
Stonehill Partners, LP(4)                         5.50%

The holdings of the directors and executive officers of Presidio are as follows:

Directors and Officers:
Adam Anhang(5)                                       0%
Marc Gordon(5)                                       0%
David Hamamoto(5)                                71.93%
Charles Humber(5)                                    0%
David King(5)                                        0%
Gregory Peck(5)                                      0%
Kevin Reardon(5)                                     0%
Allan Rothschild(5)                                  0%
Richard J. Sabella(5)                                0%
Lawrence Schachter(5)                                0%
W. Edward Scheetz(5)                             71.93%

Directors and Officers as a group:               71.93%


(1) Presidio Holding Company, LLC is a New York limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. PHC has two members, Polaris Operating LLC ("Polaris") which holds a 1% interest, and Northstar Operating, LLC ("Northstar") which holds a 99% interest. Polaris is a Delaware limited liability company whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022. Polaris has two members, Sextant Operating Corp. ("Sextant"), which holds a 1% interest, and Northstar, which holds a 99% interest. Sextant is a Delaware corporation whose address is 527 Madison Avenue, 16th Floor, New York, New York 10022 and whose sole shareholder is Northstar. Northstar is a Delaware limited liability company whose address is527 Madison Avenue, 16th Floor, New York, New York 10022. Northstar has two members, Northstar Capital Partners ("NCP"), which holds a 99% interest, and Northstar Capital Holdings I, LLC ("NCHI"), which holds a 1% interest. Both NCP and NCHI are Delaware limited liability companies, whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022. NCP has two members, NCHI, which holds a 74.75% interest, and Northstar Capital Holdings II LLC ("NCHII"), which holds a 25.25% interest. The business address for NCHII, a Delaware limited liability company is 527 Madison Avenue, 16th Floor, New York, New York 10022. NCHII has three members, NCHI, which holds a 99% interest, Edward Scheetz, who holds a 0.5% interest and David Hamamoto, who holds a 0.5% interest. Mr. Scheetz, a U.S. citizen whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022, is a founding member of NCP. Mr. Hamamoto, a U.S. citizen whose business address is 527 Madison Avenue, 16th Floor, New York, New York 10022, is a founding member of NCP. NCHI has two members, Mr. Scheetz and Mr. Hamamoto, each of whom holds a 50% interest.

                  Pursuant to that certain Amended and Restated Pledge and Security Agreement (the "Pledge Agreement") dated March 5, 1998 made by PHC in favor of Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), PHC pledged all of its membership interest in PCIC to CSFB as security for loans issued under the Loan Agreement dated as of February 20, 1998 by and among PHC and CSFB and the First Amendment thereon dated March 5, 1998 (together, the "Loan Agreement"). The Pledge Agreement and Loan Agreement contain standard default and event of default provisions which may at a subsequent date result in a change of control of PCIC and, therefore, the Registrant.

(2) Each of Angelo, Gordon & Company, LP, as sole manager of AG Presidio Investors, LLC, and John M. Angelo and Michael L. Gordon, as general partners of the general partner of Angelo, Gordon & Company, LP may be deemed to beneficially own for purposes of rule 13 d-3 of the Exchange Act, the securities beneficially owned by AG Presidio Investors, LLC. Each of John
                  M. Angelo and Michael L. Gordon disclaim such beneficial ownership. The business address for such persons is c/o Angelo, Gordon & Company, LP, 345 Park Avenue, 26th Floor, New York, New York 10167.

(3) M.H. Davidson & Company, Inc., as sole manager of DK Presidio Investors, LLC may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act, the securities beneficially owned by DK Presidio Investors, LLC. The business address for such person is c/o M.H. Davidson & Company, 885 Third Avenue, New York, New York 10022.

(4)               Includes  shares  of  PCIC  beneficially  owned  by  Stonehill
                  Offshore Partners Limited and Stonehill Institutional Partners, LP. John A. Motulsky is a managing general partner of Stonehill Partners, LP, a managing member of the investment advisor to Stonehill Offshore Partners Limited and is a general partner of Stonehill Institutional Partners, LP. John
                  A. Motulsky disclaims beneficial ownership of the shares held by these entities. The business address for such person is c/o Stonehill Investment Corporation, 110 East 59th Street, New York, New York 10022.

(5) The business address for such person is 527 Madison Avenue, 16th Floor, New York, New York 10022.

Item 13.          Certain Relationships and Related Transactions

The General Partners have, during Registrant's year ended December 31, 1997, earned or received compensation or payments for services from or with respect to Registrant or Integrated as follows:

Name of Recipient            Capacity in Which Served                     Compensation
-----------------            ------------------------                     -------------
Resources Capital Corp.      Servicing of Mortgage Loans                  $  71,880 (1)
Resources Capital Corp.      Management of Registrants' Assets            $ 151,989 (2)
Resources Capital Corp.      General Partner                              $(58,834) (3)
RAM Funding, Inc.            General Partner                              $ (1,226) (3)
Presidio AGP Corp.           General Partner                              $ (1,226) (3)

(1) This amount represents fees (and interest) earned during 1997 by the Administrative General Partner for servicing Mortgage Loans, which fees equal 1/4 of 1% of the outstanding principal amount of the Mortgage Loans. Payment of this fee is deferred until disposition of the applicable Mortgage Loan, with interest on the amount deferred at 10% per annum, compounded annually.

(2) This amount represents fees (and interest) earned during 1997 by the Administrative General Partner for managing the affairs of Registrant, which fees equal 1/4 of 1% of the Net Asset Value per annum of Registrant (as defined in Registrant's Partnership Agreement). Payment of this fee is deferred until disposition of the Mortgage Loans commences, with interest on the amount deferred at 10% per annum compounded annually.

(3) The General Partners, pursuant to the Partnership Agreement, are entitled to receive 5% of Registrant's income, loss, capital and distributions (4.8% to the Administrative General Partner, .1% to the Investment General Partner and .1% to the Associate General Partner) including, without limitation, Registrant's cash flow from operations and disposition proceeds. Generally, no distributions are expected to be made from operations inasmuch as all interest and principal due on the Mortgage Loans is deferred until maturity and distributions attributable to principal and interest payments are not expected to be made, unless there are prepayments of Mortgage Loans. However, during 1997 Registrant made a distribution of $200,088, $4,168 and $4,168 to the Administrative General Partner, Investment General Partner and Associate General Partner, respectively. In addition, for the year ended December 31, 1997, the General Partners were allocated taxable loss of $1,581,801, representing $1,518,529 to the Administrative General Partner, $31,636 to the Investment General Partner and $31,636 to the Associate General Partner.

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

(XX) Amended and Restated Note between Big Valley Associates and Registrant dated November 21, 1996.

(YY) Amended and Restated Note between West Palm Associates Limited Partnership and Registrant dated February 19, 1997. *

(b)    Reports on Form 8-K

          Registrant filed the following reports on Form 8-K during the last quarter of the fiscal year:


         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1998.


RESOURCES ACCRUED MORTGAGE
INVESTORS L.P. - SERIES 86


By:      RESOURCES CAPITAL CORP.
         Administrative General Partner
                                                                      Date

By:      /s/ Richard Sabella                                    March 27, 1998
         -------------------
         Richard Sabella
         Director, President
         (Chief Executive Officer)



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


    Signature                         Title                                       Date
    ---------                         -----                                       ----

/s/ Kevin Reardon              Director, Vice President,                    March 27, 1998
-----------------
Kevin Reardon                  Treasurer and Secretary

/s/ Larry Schachter            Senior Vice President,                       March 27, 1998
-------------------
Larry Schachter                (Principal Financial Officer
                               and Principal Accounting Officer)

/s/ Richard Sabella            Director, President,                         March 27, 1998
-------------------            (Chief Executive Officer)
Richard Sabella

/s/ David King                 Director, Executive Vice                     March 27, 1998
--------------
David King                     President and Assistant Treasurer


                                  EXHIBIT INDEX



Exhibit

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

         (XX) Amended and Restated Note between Big Valley Associates and Registrant dated November 21, 1996.

         (YY) Amended and Restated Note between West Palm Associates Limited Partnership and Registrant dated February 19, 1997. *


                  * Filed herewith