Form 10-Q
period 1998-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 1998-05-15
CIK 779231

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

                         Commission file number 0-15724


              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                           13-3294835
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


411 West Putnam Avenue, Suite 270, Greenwich, CT               06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (203) 862-7444
              (Registrant's telephone number, including area code)


                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

                           FORM 10-Q - MARCH 31, 1998



                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

           BALANCE SHEETS - March 31, 1998 and December 31, 1997


           STATEMENTS OF OPERATIONS - For the three months ended March 31, 1998 and 1997


           STATEMENT OF PARTNERS' EQUITY - For the three months ended
                 March 31, 1998


           STATEMENTS OF CASH FLOWS - For the three months ended
                 March 31, 1998 and 1997


           NOTES TO FINANCIAL STATEMENTS


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                 RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                    BALANCE SHEETS


                                                              March 31,     December 31,
                                                                1998            1997
                                                            -----------     -----------
ASSETS

     Investments in mortgage loans (net of an allowance
        for loan losses of $6,050,832) ................     $ 1,484,585     $ 1,464,415
     Cash and cash equivalents ........................       8,450,021       8,273,293
     Real estate - net ................................       3,898,455       3,899,513
     Other assets .....................................         122,649         116,528
                                                            -----------     -----------

                                                            $13,955,710     $13,753,749
                                                            ===========     ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Mortgage loan payable ............................     $ 3,475,002     $ 3,495,478
     Due to affiliates ................................       1,896,711       1,843,290
     Accounts payable and accrued expenses ............         254,023         138,494
                                                            -----------     -----------

            Total liabilities .........................       5,625,736       5,477,262
                                                            -----------     -----------
Commitments and contingencies

Partners' equity
     Limited partners' equity (330,004 units
        issued and outstanding) .......................       7,913,526       7,862,713
     General partners' equity .........................         416,448         413,774
                                                            -----------     -----------

            Total partners' equity ....................       8,329,974       8,276,487
                                                            -----------     -----------

                                                            $13,955,710     $13,753,749
                                                            ===========     ===========

See notes to financial statements.

                    RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                   STATEMENTS OF OPERATIONS


                                                                For the three months ended
                                                                         March 31,
                                                                ----------------------------
                                                                    1998              1997
                                                                -----------      -----------
Revenues
     Operating income - real estate .......................     $   336,341      $   276,667
     Short-term investment interest .......................         107,216           78,156
     Mortgage loans interest income .......................          20,170           74,910
     Other income .........................................          11,460           36,032
                                                                -----------      -----------

                                                                    475,187          465,765
                                                                -----------      -----------

Costs and expenses
     Operating expenses - real estate .....................         210,302          112,017
     Mortgage loan interest expense .......................          74,113           84,585
     General and administrative expenses ..................          59,636           42,000
     Asset management fees ................................          37,202           41,870
     Depreciation expense .................................          24,228           23,000
     Mortgage servicing fees ..............................          16,219           23,023
     Provision for loan losses ............................            --          2,340,260
                                                                -----------      -----------

                                                                    421,700        2,666,755

Net income (loss) .........................................     $    53,487      $(2,200,990)
                                                                ===========      ===========

Net income (loss) attributable to
     Limited partners .....................................     $    50,813      $(2,090,940)
     General partners .....................................           2,674         (110,050)
                                                                -----------      -----------

                                                                $    53,487      $(2,200,990)
                                                                ===========      ===========

Net income (loss) per unit of  limited partnership interest
     (330,004 units outstanding) ..........................     $       .15      $     (6.34)
                                                                ===========      ===========

See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          STATEMENT OF PARTNERS' EQUITY





                                            General        Limited         Total
                                           Partners'      Partners'      Partners'
                                            Equity         Equity          Equity
                                          ----------     ----------     ----------
Balance, January 1, 1998 ............     $  413,774     $7,862,713     $8,276,487

Net income for the three months ended
    March 31, 1998 ..................          2,674         50,813         53,487
                                          ----------     ----------     ----------

Balance, March 31, 1998 .............     $  416,448     $7,913,526     $8,329,974
                                          ==========     ==========     ==========

See notes to financial statements.

                         RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                        STATEMENTS OF CASH FLOWS


                                                                         For the three months ended
                                                                                   March 31,
                                                                        ------------------------------
                                                                            1998              1997
                                                                        ------------      ------------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities
     Net income (loss) ............................................     $     53,487      $ (2,200,990)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
            Provision for loan losses .............................             --           2,340,260
            Mortgage loan interest accrued ........................          (20,170)          (18,847)
            Depreciation ..........................................           24,228            23,000
            Deferred asset management and
                mortgage servicing fees, net of payments...........           53,421            64,893
     Changes in assets and liabilities
        Other assets ..............................................           (6,121)            4,385
        Accounts payable and accrued expenses .....................          115,529           (31,152)
                                                                        ------------      ------------

                Net cash provided by operating activities .........          220,374           181,549
                                                                        ------------      ------------

Cash flows from investing activities
     Principal payments on mortgage loan payable ..................          (20,476)          (16,518)
     Additions to real estate .....................................          (23,170)          (12,048)
     Proceeds from repayment of mortage loans .....................             --           6,861,997
                                                                        ------------      ------------

                Net cash (used in) provided by investing activities          (43,646)        6,833,431
                                                                        ------------      ------------

Net increase in cash and cash equivalents .........................          176,728         7,014,980

Cash and cash equivalents, beginning of period ....................        8,273,293         3,769,118
                                                                        ------------      ------------

Cash and cash equivalents, end of period ..........................     $  8,450,021      $ 10,784,098
                                                                        ============      ============


Supplemental disclosure of cash flow information
     Interest paid ................................................     $     74,113      $     84,585
                                                                        ============      ============

See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors, L.P. - Series 86 (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1998. Accordingly, the Partnership may provide additional losses in subsequent periods and such provisions could be material.

         A $2,340,260 allowance for loan losses was required for the three months ended March 31, 1997 to fully reserve for the Stockfield loan. No allowance was required for the three months ended March 31, 1998.

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, RAM Funding, Inc., and the Administrative General Partner, Resources Capital Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The Associate General Partner of the Partnership is Presidio AGP Corp., a Delaware Corporation, also a wholly-owned subsidiary of Presidio. The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may in the future, be in direct competition with the Partnership. During the three months ended March 31, 1998 reimbursable expenses due to NorthStar Presidio from the Partnership amounted to $1,128.

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its direct and indirect ownership of the General Partners. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

3         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES(continued)

         The  Administrative  General  Partner is  entitled  to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement"). Payment of the asset management fee is deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $37,202 and $41,870, including accrued interest of $36,287 and $38,676 for the three months ended March 31, 1998 and 1997, respectively.

         The Administrative General Partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $16,219 and $23,023, including accrued interest of $9,950 and $13,669 for the three months ended March 31, 1998 and 1997, respectively.

         Amounts due to affiliates for asset management and mortgage servicing fees consist of the following:

                                           March 31,          December 31,
                                             1998                 1997
                                          ----------           ----------
         Asset management fee .........   $1,488,668           $1,451,466
         Mortgage servicing fee .......      408,043              391,824
                                          ----------           ----------

                                          $1,896,711           $1,843,290
                                          ==========           ==========

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the Administrative General Partner, 0.1% to the Investment General Partner, and 0.1% to the Associate General Partner. For the three months ended March 31, 1998 and 1997 the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income
         (loss) of $2,568,  $53 and $53 and  $(107,848),  $(1,101) and $(1,101),
         respectively.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4         INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES

         The Partnership invested in nonrecourse, zero-coupon junior mortgage loans. Collection of amounts due on the Partnership's junior mortgage loans is solely dependent upon the sale or refinancing of the underlying properties at amounts sufficient to satisfy the Partnership's mortgage loans, after payment of the senior mortgage loans held by unaffiliated third parties.

         The properties, which collateralize the Partnership's mortgage loans, have experienced varying degrees of operating problems. Other loans were ultimately lost when the senior lenders foreclosed on the properties securing the Partnership's mortgage loans. Other loans have been restructured to allow the Partnership a possible equity participation in the future sales or refinancings of the properties.

         The Partnership has provided for these contingencies, in certain circumstances, by establishing an allowance for loan losses on its entire investment in certain mortgages.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Information with respect to the Partnership's investments in mortgage loans is as follows:

                                                                             Date         Mortgage                  Mortgage
                              Interest   Compound     Loan     Maturity   Prepayment is    Amount      Purchased    Placement
 Description                    Rate      Period      Date       Date     Permissable     Advanced      Interest       Fee
 -----------                    ----      ------      ----       ----     -----------     --------      --------       ---
 Shopping Centers
 Big Valley Associates (b)(d)   13.40%     Monthly  16-Dec-87  31-Dec-99    1-Jan-97      1,305,000         -         57,185
      Wilmington, DE

 Residential
 West Palm (c) (a)              13.46%     Monthly  16-Jun-88  1-Jul-2000   1-Jul-97      9,200,000         -        539,589
      Los Angeles, CA                                                                   -----------      ----       --------

                                                                                        $10,505,000      $  -       $596,774
                                                                                        -----------      ----       --------

                               Interest recognized                                                                Contractual
                               -------------------                                      Carrying value            Balance (a)
                                                                                     -----------------------  ----------------------
                               March 31,  1997 and                   Write-offs,      March 31, December 31,  March 31  December 31,
 Description                      1998      Prior       Reserves   net of recoveries   1998         1997        1998         1997
 -----------                      ----      -----       --------   -----------------   ----         ----        ----         ----
 Shopping Centers
 Big Valley Associates (b)(d)   20,170    1,153,062   (1,050,832)             -      1,484,585   1,464,415      867,604      913,585
      Wilmington, DE

 Residential
 West Palm (c) (a)                  -            -    (5,000,000)    (4,739,589)             -           -    5,423,809    5,331,781
      Los Angeles, CA          -------   ----------  -----------    -----------     ----------  ----------   ----------   ----------

                               $20,170   $1,153,062  $(6,050,832)   $(4,739,589)    $1,484,585  $1,464,415   $6,291,413   $6,245,366
                               -------   ----------  -----------    -----------     ----------  ----------   ----------   ----------

(a)  This loan is accounted for under the investment method.
(b)  This loan is accounted for under the interest method.
(c) This loan was restructured to reduce the indebtedness to $5,000,000 with interest accruing at 7% per annum and the maturity date was extended to February 2017.
(d) During 1996, the Partnership amended and restated this loan. The new loan of $830,000 consits of two components; $500,000 and $330,000 bearing interest at 7% and 12% per annum, respectively, plus equity participation.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         A summary of mortgage activity is as follows:

                                         Three months ended                                   Year ended
                                            March 31, 1998                                 December 31, 1997
                              -----------------------------------------     ------------------------------------------------
                              Investment     Interest                        Investment         Interest
                               Method         Method             Total         Method             Total              Total
                               ------         ------             -----         ------             -----              -----

Opening balance ...........      --          1,464,415        1,464,415     $  7,977,396      $  3,976,124      $ 11,953,520
(Provision for) recovery of
    loan losses ...........      --               --               --         (2,340,260)          604,155        (1,736,105)
Additional funding ........                       --               --               --                --                --
Interest recognized .......      --             20,170           20,170           56,063            75,408           131,471
Loan repayments ...........      --               --               --         (5,693,199)       (3,191,272)       (8,884,471)
                                -----     ------------     ------------     ------------      ------------      ------------

Ending balance ............     $--       $  1,484,585     $  1,484,585     $       --        $  1,464,415      $  1,464,415
                                =====     ============     ============     ============      ============      ============

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

         A summary of the Partnership's real estate is as follows:

                                                  March 31,         December 31,
                                                    1998                 1997
                                                -----------         -----------
Land ...................................        $   444,700         $   444,700
Building and improvements ..............          3,899,463           3,876,293
                                                -----------         -----------
                                                  4,344,163           4,320,993
Less: accumulated depreciation .........           (445,708)           (421,480)
                                                -----------         -----------

                                                $ 3,898,455         $ 3,899,513
                                                ===========         ===========

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

5         REAL ESTATE (continued)

         The land, building and improvements are pledged to collateralize the mortgage loan payable.

6         MORTGAGE LOAN PAYABLE

         In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note secured by a first mortgage on the hotel property. The mortgage note has a current balance of $3,475,002 at March 31, 1998. Interest rates on the loan are adjustable every five years, with a current interest rate of 9.49%, through the next adjustment period. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan requires monthly payments of interest and principal. Interest expense for the three months ended March 31, 1998 amounted to $74,113 The lender is permitted to accelerate the note as of April 1, 1997, and thereafter with six months notice. The Partnership has not been notified of an acceleration of this mortgage. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         The Partnership invested 100% of the net proceeds of its public offering in zero coupon Junior Mortgage Loans secured by properties owned principally by privately syndicated limited partnerships sponsored by affiliates of the General Partner.

         The Partnership originally invested its net proceeds in sixteen Mortgage Loans, which aggregated $70,332,103. Presently, there are two mortgage loans outstanding, and one additional possible equity participation. Because the Partnership's loans are zero-coupon loans, the Partnership receives no current cash flow from such investments.

         The Partnership uses working capital reserves provided from the proceeds of its public offering, any undistributed cash from temporary investments plus any cash flow from the operation of its motel as its primary measure of liquidity. As of March 31, 1998 the Partnership's working capital reserves equaled approximately $8,196,000. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses in taking legal action or lending additional funds to protect its interest in certain of the mortgage laons on properties which are currently experiencing difficulties or to pay fees. The Partnership's cash flow from the operations of its motel property is anticipated to be sufficient to meet such property's capital expenditure needs in 1998.

         The Partnership has placed the undistributed portion of the proceeds of the Tri-State, Research Triangle and BP loan repayments approximately $4,708,000 in working capital reserves in order to retain sufficient funds to protect and maximize the value of its remaining investments, whether further distributions are warranted.

         Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrataive expenses during the term of the Partnership.

         The Partnership may use its working capital reserves in the future to pay deferred fees relating to laons, the collateral for which has been foreclosed by senior lenders. The borrower under the West Palm Loan is experiencing cash flow problems. If as a result of these cash flow problems, eventual foreclosure should occur, the Partnership may not have sufficient capital to bid as a foreclosure. This would result in a total loss of the Partnership's investment in that particular mortgage if the amount bid at the foreclosure by the successful bidder is the amount of the first mortgage holder's lien. Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have significant impact of liquidity.

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each mortgage in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the properties or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1998.

         There was no provision for loan losses recorded for the quarter ended March 31, 1998.

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

         Results of operations

         There was net income for the three months ended March 31, 1998 as opposed to net loss for the three months ended March 31, 1997, primarily due to the provision for loan losses, net of recoveries, which were recognized in 1997.

         Revenues increased for the three months ended March 31, 1998 compared with the prior year. The increase was primarily a result of an increase in short-term investment interest partially offset by a decrease in mortgage loan interest income. Mortgage loan interest income decreased due to the interest that was recorded as a result of the payoff of the Tri-State loan and the restructuring of the Big Valley loan in 1997, versus interest recorded on only the Big Valley loan in 1998. Operating revenues increased in porportion with the increase in operating expenses at the Richmond Comfort Inn. Short-term investment interest increased as a result of an increase in cash and cash equivalents on which interest is earned. Cash and cash equivalents increased due to the payoff of the Tri-State loan and the payment received in connection with the equity participations in BP Shopping Center and Research Triangle.

         Costs and expenses decreased for the three months ended March 31, 1998. The decrease was primarily due to the provision for loan losses which was recorded during the first quarter of 1997 on the Stockfield loan.

         Inflation

         Inflation has not had a material impact on the Partnership's recent operations or financial position and is not expected to have a material impact in the future.

         Legal Proceedings

         For a discussion of Legal Proceedings, please see Note 7 in the Partnership's 10-K for the year end December 31, 1997.

PART II - OTHER INFORMATION


ITEM 1 -   LEGAL PROCEEDINGS

(a) See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Financial Statements - which is herein incorporated by reference.


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




                                            RESOURCES ACCRUED MORTGAGE
                                            INVESTORS, L.P. - SERIES 86

                                            By:   Resources Capital Corp.
                                                  Administrative General Partner




Dated:  May 14, 1998                       By:    /s/ Richard Sabella
                                                  -------------------
                                                  Richard Sabella
                                                  President
                                                  (Duly Authorized Officer)



Dated:  May 14, 1998                       By:    /s/ Lawrence Schachter
                                                  ----------------------
                                                  Lawrence Schachter
                                                  Senior Vice President and
                                                  Chief Financial Officer