Form 10-Q
period 1998-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 1998-08-12
CIK 779231

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

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

                            FORM 10-Q - JUNE 30, 1998



                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

           BALANCE SHEETS - June 30, 1998 and December 31, 1997 ................


           STATEMENTS  OF  OPERATIONS - For the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997  ....


           STATEMENT OF PARTNERS' EQUITY - For the six months ended
                 June 30, 1998 .................................................


           STATEMENTS OF CASH FLOWS - For the six months ended
                 June 30, 1998 and 1997 ........................................


           NOTES TO FINANCIAL STATEMENTS .......................................


      ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ...........................


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS................................................

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ................................

SIGNATURES       ...............................................................

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

                  RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     BALANCE SHEETS




                                                              June 30,      December 31,
                                                               1998            1997
                                                            -----------     -----------
ASSETS
     Investments in mortgage loans (net of an allowance
        for loan losses of $6,050,832) ................     $ 1,437,351     $ 1,464,415
     Cash and cash equivalents ........................       8,497,973       8,273,293
     Real estate - net ................................       3,952,924       3,899,513
     Other assets .....................................         112,695         116,528
                                                            -----------     -----------

                                                            $14,000,943     $13,753,749
                                                            ===========     ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Mortgage loan payable ............................     $ 3,454,168     $ 3,495,478
     Due to affiliates ................................       1,951,467       1,843,290
     Accounts payable and accrued expenses ............         204,215         138,494
                                                            -----------     -----------

            Total liabilities .........................       5,609,850       5,477,262
                                                            -----------     -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (330,004 units
        issued and outstanding) .......................       7,971,589       7,862,713
     General partners' equity .........................         419,504         413,774
                                                            -----------     -----------

            Total partners' equity ....................       8,391,093       8,276,487
                                                            -----------     -----------

                                                            $14,000,943     $13,753,749
                                                            ===========     ===========

                           See notes to financial statements.

                          RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                        STATEMENTS OF OPERATIONS

                                             For the three months ended       For the six months ended
                                                     June 30,                         June 30,
                                             --------------------------       -------------------------
                                               1998            1997            1998            1997
                                           -----------     -----------     -----------      -----------

Revenues
     Operating income - real estate ..     $   385,426     $   557,960     $   721,767      $   834,627
     Short-term investment interest ..         109,216         136,591         216,432          214,747
     Mortgage loans interest income ..          19,120          18,847          39,290           93,757
     Other income ....................           5,560          41,509          17,020           77,541
                                           -----------     -----------     -----------      -----------
                                               519,322         754,907         994,509        1,220,672
                                           -----------     -----------     -----------      -----------
Costs and expenses
     Operating expenses - real estate          259,691         345,796         469,993          457,813
     Mortgage loan interest expense ..          73,765          75,392         147,878          159,977
     General and administrative ......          45,559          48,200         105,195           90,200
     Asset management fees ...........          38,132          37,118          75,334           78,988
     Depreciation expense ............          24,432          23,000          48,660           46,000
     Mortgage servicing fees .........          16,624          17,597          32,843           40,620
     Provision for loan losses .......            --              --              --          2,340,260
                                           -----------     -----------     -----------      -----------
                                               458,203         547,103         879,903        3,213,858
                                           -----------     -----------     -----------      -----------
Net income (loss) ....................     $    61,119     $   207,804     $   114,606      $(1,993,186)
                                           ===========     ===========     ===========      ===========

Net income (loss) attributable to
     Limited partners ................     $    58,063     $   197,413     $   108,876      $(1,893,527)
     General partners ................           3,056          10,391           5,730          (99,659)
                                           -----------     -----------     -----------      -----------
                                           $    61,119     $   207,804     $   114,606      $(1,993,186)
                                           ===========     ===========     ===========      ===========
Net income (loss) per unit of  limited
     partnership interest (330,004
     units outstanding) ..............     $       .18     $       .60     $       .33      $     (5.74)
                                           ===========     ===========     ===========      ===========

                                   See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          STATEMENT OF PARTNERS' EQUITY





                                          General        Limited        Total
                                         Partners'      Partners'      Partners'
                                          Equity         Equity         Equity
                                        ----------     ----------     ----------
Balance, January 1, 1998 ..........     $  413,774     $7,862,713     $8,276,487

Net income for the six months ended
    June 30, 1998 .................          5,730        108,876        114,606
                                        ----------     ----------     ----------

Balance, June 30, 1998 ............     $  419,504     $7,971,589     $8,391,093
                                        ==========     ==========     ==========

                       See notes to financial statements.

                               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                              STATEMENTS OF CASH FLOWS




                                                                            For the six months ended
                                                                                    June 30,
                                                                        ------------------------------
                                                                            1998              1997
                                                                        ------------      ------------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS
Cash flows from operating activities
     Net income (loss) ............................................     $    114,606      $ (1,993,186)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
            Provision for loan losses .............................             --           2,340,260
            Mortgage loan interest accrued ........................           27,064           (37,694)
            Depreciation ..........................................           48,660            46,000
            Deferred asset management and mortgage
                servicing fees, net of payments ...................          108,177          (330,318)

     Changes in assets and liabilities
        Other assets ..............................................            3,833            23,009
        Accounts payable and accrued expenses .....................           65,721           (24,691)
                                                                        ------------      ------------

                Net cash provided by operating activities .........          368,061            23,380
                                                                        ------------      ------------

Cash flows from investing activities
     Principal payments on mortgage loan payable ..................          (41,310)          (35,705)
     Additions to real estate .....................................         (102,071)          (99,447)
     Proceeds from repayment of mortage loans .....................             --           6,861,997
                                                                        ------------      ------------

                Net cash (used in) provided by investing activities         (143,381)        6,726,845
                                                                        ------------      ------------

Net increase in cash and cash equivalents .........................          224,680         6,750,225

Cash and cash equivalents, beginning of period ....................        8,273,293         3,769,118
                                                                        ------------      ------------

Cash and cash equivalents, end of period ..........................     $  8,497,973      $ 10,519,343
                                                                        ============      ============


Supplemental disclosure of cash flow information
     Interest paid ................................................     $    147,878      $    159,977
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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Information with respect to the Partnership's investments in mortgage loans is as follows:

                                                                          Date        Mortgage                 Mortgage
                            Interest   Compound    Loan     Maturity  Prepayment is    Amount     Purchased   Placement
      Description             Rate      Period     Date       Date     Permissable    Advanced    Interest       Fee
      -----------             ----      ------     ----       ----     -----------    --------    --------       ---

 Shopping Centers
 Big Valley Associates (b)   13.40%    Monthly  16-Dec-87  31-Dec-99    1-Jan-97     $ 1,305,000    $ -       $ 57,185
      Wilmington, DE

 Residential
 West Palm (c) (a)           13.46%    Monthly  16-Jun-88  1-Jul-2000   1-Jul-97       9,200,000      -        539,589
                                                                                     -----------     --       --------
      Los Angeles, CA


                                                                                    $ 10,505,000    $ -      $ 596,774
                                                                                    ============    ===      =========

                                    Interest recognized
                              ------------------------------
                              June 30,            1997 and                          Write-offs,      Payments
                                1998               Prior            Reserves    net of recoveries    Received

Shopping Centers
 Big Valley Associates (b)    $ 39,290           $ 1,153,062     $ (1,050,832)     $         -       $ (66,354)
      Wilmington, DE

 Residential
 West Palm (c) (a)                   -                     -       (5,000,000)      (4,739,589)              -
                              --------           -----------     ------------      -----------       ---------
      Los Angeles, CA


                              $ 39,290          $ 1,153,062      $ (6,050,832)     $(4,739,589)     $ (66,354)
                              ========          ===========      ============      ===========      =========

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)




                                                                            Contractual
                                      Carrying value                         Balance (a)
                              ------------------------------        --------------------------
                                June 30,        December 31,          June 30,    December 31,
                                  1998             1997                1998            1997
                              -----------       ------------        ---------     ------------
Shopping Centers
 Big Valley Associates (b)    $ 1,437,351       $ 1,464,415           886,724     $   913,585
      Wilmington, DE

 Residential
 West Palm (c) (a)                     -                  -         5,518,466       5,331,781
                              -----------       -----------         ---------     -----------
      Los Angeles, CA


                              $ 1,437,351       $ 1,464,415         6,405,190     $ 6,245,366
                              ===========       ===========         =========     ===========

(a)  This loan is accounted for under the investment method.
(b)  This loan is accounted for under the interest method.
(c) This loan was restructured during 1997 to reduce the indebtedness to $5,000,000 with interest accruing at 7% per annum and the maturity date was extended to February 2017.
(d) During 1996, the Partnership amended and restated this loan. The new loan of $830,000 consists of two components; $500,000 and $330,000 bearing interest at 7% and 12% per annum, respectively, plus equity participation.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors, L.P. - Series 86 (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1998. Accordingly, the Partnership may provide additional losses in subsequent periods and such provisions could be material.

         No allowance was required for the six months ended June 30, 1998.

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

         Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., ("NorthStar") a Maryland Corporation.

         Effective on August 28, 1997, Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC, ("NorthStar Presidio"), an affiliate of NorthStar, pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the six months ended June 30, 1998 reimbursable expenses due NorthStar Presidio amounted to $3,000.

         The  Administrative  General  Partner is  entitled  to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement"). Payment of the asset management fee is deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $75,334 and $78,988, including accrued interest of $73,504 and $73,503 for the six months ended June 30, 1998 and 1997, respectively.

         The Administrative General Partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $32,843 and $40,620, including accrued interest of $10,536 and $24,094 for the six months ended June 30, 1998 and 1997, respectively.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

         Amounts due to affiliates for asset management and mortgage servicing fees consist of the following:

                                                   June 30,           December 31,
                                                     1998                 1997
                                                 ----------           ----------
Asset management fee .................           $1,526,800           $1,451,466
Mortgage servicing fee ...............              424,667              391,824
                                                 ----------           ----------

                                                 $1,951,467           $1,843,290
                                                 ==========           ==========

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the Administrative General Partner, 0.1% to the Investment General Partner, and 0.1% to the Associate General Partner. For the three months ended June 30, 1998 and 1997 the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income of $2,934, $61 and $61 and $9,975, $208 and $ 208, respectively.

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

         Big Valley Loan

         In August 1998, the property underlying the Big Valley loan was sold. The Partnership received approximately $3,790,000 of which $1,437,000 was applied towards principal, $1,051,000 applied to recovery of loan losses and the balance of $1,302,000 applied to interest.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         A summary of mortgage activity is as follows:

                                               Six months ended                                     Year ended
                                                June 30, 1998                                     December 31, 1997
                                ----------------------------------------------     -------------------------------------------------
                                  Investment        Interest                        Investment         Interest
                                    Method          Method            Total            Method            Total             Total
Opening balance ...........     $       --       $  1,464,415     $  1,464,415     $  7,977,396      $  3,976,124      $ 11,953,520
(Provision for) recovery of
    loan losses ...........             --               --               --         (2,340,260)          604,155        (1,736,105)
Interest recognized .......             --             39,290           39,290           56,063            75,408           131,471
Interest Repayments .......             --            (66,354)         (66,354)            --                --
Loan repayments ...........             --               --               --         (5,693,199)       (3,191,272)       (8,884,471)
                                ------------     ------------     ------------     ------------      ------------      ------------
Ending balance ............     $       --       $  1,437,351     $  1,437,351     $       --        $  1,464,415      $  1,464,415
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

         A summary of the Partnership's real estate is as follows:

                                                   June 30,         December 31,
                                                     1998               1997
                                                -----------         -----------
Land ...................................        $   444,700         $   444,700
Building and improvements ..............          3,978,364           3,876,293
                                                -----------         -----------
                                                  4,423,064           4,320,993
Less: accumulated depreciation .........           (470,140)           (421,480)
                                                -----------         -----------

                                                $ 3,952,924         $ 3,899,513
                                                ===========         ===========

         The land, building and improvements are pledged to collateralize the mortgage loan payable.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


6         MORTGAGE LOAN PAYABLE


         In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note secured by a first mortgage on the hotel property. The mortgage note has a current balance of $3,454,168 at June 30, 1998. Interest rates on the loan are adjustable every five years, with a current interest rate of 9.49%, through the next adjustment period. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan requires monthly payments of interest and principal. Interest expense for the six months ended June 30, 1998 amounted to $147,878. The lender is permitted to accelerate the note as of April 1, 1997, and thereafter with six months notice. The Partnership has not been notified of an acceleration of this mortgage. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         Liquidity and Capital Resources

         The Partnership invested 100% of the net proceeds of its public offering in zero coupon Junior Mortgage Loans secured by properties owned principally by privately syndicated limited partnerships sponsored by affiliates of the General Partners.

         In August 1998, the property underlying the Big Valley loan was sold. The Partnership received approximately $3,790,000 of which $1,437,000 was applied towards principal, $1,051,000 applied to recovery of loan losses and the balance of $1,302,000 applied to interest.

         The Partnership originally invested its net proceeds in sixteen Mortgage Loans, which aggregated $70,332,103. Presently, the Partnership holds two mortgage loans outstanding, and one additional possible equity participation, and owns a hotel which it acquired through foreclosure. Because the Partnership's loans are zero-coupon loans, the Partnership receives no guaranteed cash flow from such investments. However, in accordance with the restructuring, the Big Valley loan does pay interest on an annual basis based upon the cash flow of the property.

         In August 1998, the property underlying the Big Valley loan was sold. The Partnership received approximately $3,790,000 of which $1,437,000 was applied towards principal, $1,051,000 applied to recovery of loan losses and the balance of $1,302,000 applied to interest.

         The Partnership uses working capital reserves provided from the proceeds of its public offering, any undistributed cash from temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of June 30, 1998 the Partnership's working capital reserves equaled approximately $8,294,000. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses in taking legal action or lending additional funds to protect its interest in certain of the mortgage loans on properties which are currently experiencing difficulties or to pay fees. The Partnership's cash flow from the operations of its motel property is anticipated to be sufficient to meet such property's capital expenditure needs in 1998.

         In July 1998, the Partnership paid a cash distribution of $7,000,000 ($20.15 per limited partnership unit.) A substantial portion of the distribution represents the undistributed portion of the proceeds of the Tri-State, Research Triangle and BP loan repayments (approximately $4,708,000.) The remainder represents excess working capital reserves. The Partnership will determine on a quarterly basis whether further distributions are warranted.

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

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each mortgage in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the properties or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of June 30, 1998.

         There was no provision for loan losses recorded for the quarter ended June 30, 1998.

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

         Results of operations

         There was net income for the six months ended June 30, 1998 as opposed to net loss for the six months ended June 30, 1997, primarily due to the provision for loan losses, net of recoveries, which was recorded in 1997. Net income decreased for the three months ended June 30, 1998, primarily due to a decrease in revenues.

         Revenues decreased for both the six and three months ended June 30, 1998 compared with the prior year. The decrease is primarily due to a decrease in operating income from real estate, mortgage interest income (for the six months ended June 30, 1998) and other income. Operating revenue decreased in proportion with the decrease in operating expenses at the Richmond Comfort Inn for the three months ended June 30, 1998. Mortgage interest decreased due to the payoff of the Tri-State loan in 1997. Other income decreased primarily as a result of the payoff of the Research Triangle loan in 1997 which eliminated the participation interest income.

         Costs and expenses decreased for both the six and three months ended June 30, 1998 compared to the prior year. For the six month period the decrease was primarily due to the provision for loan losses, which was recorded during the first quarter 1997. Operating expenses decreased in proportion to the decrease in operating income for the three months ended June 30, 1998.

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

           (a)         None.


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




                                             RESOURCES ACCRUED MORTGAGE
                                             INVESTORS, L.P. - SERIES 86

                                             By:  Resources Capital Corp.
                                                  Administrative General Partner




Dated:     August 12, 1998                   By:  /s/ Richard Sabella
                                                  -------------------
                                                  Richard Sabella
                                                  President
                                                  (Duly Authorized Officer)



Dated:     August 12, 1998                   By:  /s/ Lawrence Schachter
                                                  ----------------------
                                                  Lawrence Schachter
                                                  Senior Vice President and
                                                  Chief Financial Officer