Form 10-Q
period 1998-09-30
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 1998-11-16
CIK 779231

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

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

                         FORM 10-Q - SEPTEMBER 30, 1998



                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - September 30, 1998 and December 31, 1997

         STATEMENTS OF  OPERATIONS - For the three months  ended  September  30,
               1998 and 1997 and the nine months  ended  September  30, 1998 and
               1997

         STATEMENT OF PARTNERS' EQUITY - For the nine months ended September 30,
               1998

         STATEMENTS OF CASH FLOWS - For the nine months ended September 30, 1998 and 1997

         NOTES TO FINANCIAL STATEMENTS


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                      BALANCE SHEETS

                                                           September 30,     December 31,
                                                               1998             1997
                                                            -----------     -----------
ASSETS

     Investments in mortgage loans (net of an allowance
        for loan losses of $5,000,000) ................     $      --       $ 1,464,415
     Cash and cash equivalents ........................       4,649,122       8,273,293
     Real estate - net ................................       3,951,967       3,899,513
     Other assets .....................................         162,361         116,528
                                                            -----------     -----------

                                                            $ 8,763,450     $13,753,749
                                                            ===========     ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Mortgage loan payable ............................     $ 3,432,837     $ 3,495,478
     Due to affiliates ................................       1,391,282       1,843,290
     Accounts payable and accrued expenses ............         165,945         138,494
                                                            -----------     -----------

            Total liabilities .........................       4,990,064       5,477,262
                                                            -----------     -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (330,004 units
        issued and outstanding) .......................       3,584,767       7,862,713
     General partners' equity .........................         188,619         413,774
                                                            -----------     -----------

            Total partners' equity ....................       3,773,386       8,276,487
                                                            -----------     -----------

                                                            $ 8,763,450     $13,753,749
                                                            ===========     ===========

                           See notes to financial statements.

                              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
                                             STATEMENTS OF OPERATIONS

                                                   For the three months ended         For the nine months ended
                                                           September 30,                     September 30,
                                                  ----------------------------      ----------------------------
                                                      1998              1997            1998             1997
                                                  -----------      -----------      -----------      -----------
 Revenues
      Mortgage loans interest income ........     $ 1,302,411      $    18,847      $ 1,341,701      $   112,604
      Operating income - real estate ........         409,678          453,196        1,131,445        1,287,823
      Short-term investment interest ........          71,832           80,580          288,264          295,327
      Other income ..........................           5,000           38,587           22,020          116,128
                                                  -----------      -----------      -----------      -----------
                                                    1,788,921          591,210        2,783,430        1,811,882
                                                  -----------      -----------      -----------      -----------
 Costs and expenses
      Operating expenses - real estate ......         274,142          252,775          744,135          710,588
      Mortgage loan interest expense ........          73,249           75,027          221,127          235,004
      General and administrative ............          46,298           58,183          151,493          148,383
      Asset management fees .................          38,780           36,718          114,114          115,706
      Depreciation expense ..................          24,482           23,000           73,142           69,000
      Mortgage servicing fees ...............             509           15,437           33,352           56,057
      (Recovery of) provision for loan losses      (1,050,832)        (604,155)      (1,050,832)       1,736,105
                                                  -----------      -----------      -----------      -----------
                                                     (593,372)        (143,015)         286,531        3,070,843
                                                  -----------      -----------      -----------      -----------
 Net income (loss) ..........................     $ 2,382,293      $   734,225      $ 2,496,899      $(1,258,961)
                                                  ===========      ===========      ===========      ===========
 Net income (loss) attributable to
      Limited partners ......................     $ 2,263,178      $   697,514      $ 2,372,054      $(1,196,013)
     General partners .......................         119,115           36,711          124,845          (62,948)
                                                  -----------      -----------      -----------      -----------
                                                  $ 2,382,293      $   734,225      $ 2,496,899      $(1,258,961)
                                                  ===========      ===========      ===========      ===========
Net income (loss) per unit of limited
      partnership interest (330,004
      units outstanding) ....................     $      6.86      $      2.12      $      7.19      $     (3.62)
                                                  ===========      ===========      ===========      ===========

                       See notes to financial statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                               STATEMENT OF PARTNERS' EQUITY





                                               General          Limited           Total
                                               Partners'       Partners'        Partners'
                                                Equity          Equity           Equity
                                            -----------      -----------      -----------
Balance, January 1, 1998 ..............     $   413,774      $ 7,862,713      $ 8,276,487

Net income for the nine months ended
    September 30, 1998 ................         124,845        2,372,054        2,496,899

Distributions for the nine months ended
    September 30, 1998 ($20.15 per
    limited partnership unit) .........        (350,000)      (6,650,000)      (7,000,000)
                                            -----------      -----------      -----------

Balance, September 30, 1998 ...........     $   188,619      $ 3,584,767      $ 3,773,386
                                            ===========      ===========      ===========

                            See notes to finanical statements.

                   RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                 STATEMENTS OF CASH FLOWS

                                                                For the nine months ended
                                                                       September 30,
                                                                ---------------------------
                                                                    1998             1997
                                                                -----------      ----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities
     Net income (loss) ....................................     $ 2,496,899      $(1,258,961)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
            Provision for loan losses .....................            --          2,340,260
            Mortgage loan interest accrued ................            --            (56,541)
            Recovery of loan losses .......................      (1,050,832)        (604,155)
            Depreciation ..................................          73,142           69,000
            Deferred asset management and mortgage
                servicing fees, net of payments ...........        (452,008)        (332,297)
     Changes in assets and liabilities
        Other assets ......................................         (45,833)          13,891
        Accounts payable and accrued expenses .............          27,451            6,473
                                                                -----------      -----------

                Net cash provided by operating activities .       1,048,819          177,670
                                                                -----------      -----------

Cash flows from investing activities
     Principal payments on mortgage loan payable ..........         (62,641)         (55,257)
     Additions to real estate .............................        (125,596)        (161,085)
     Proceeds from repayment of mortage loans .............       2,515,247        8,828,408
                                                                -----------      -----------

                Net cash provided by investing activities .       2,327,010        8,612,066
                                                                -----------      -----------
Cash flows from financing activities
     Distributions to partners ............................      (7,000,000)      (4,168,472)
                                                                -----------      -----------

Net (decrease) increase in cash and cash equivalents ......      (3,624,171)       4,621,264

Cash and cash equivalents, beginning of period ............       8,273,293        3,769,118
                                                                -----------      -----------

Cash and cash equivalents, end of period ..................     $ 4,649,122      $ 8,390,382
                                                                ===========      ===========


Supplemental disclosure of cash flow information
     Interest paid ........................................     $   221,127      $   235,004
                                                                ===========      ===========

                        See notes to financial statements

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors, L.P. - Series 86 (the "Partnership") annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investments in mortgage loans

         The Partnership principally invested in nonrecourse, zero coupon junior mortgage loans on properties owned or acquired by limited partnerships sponsored by affiliates of the General Partners. Certain loans contained provisions whereby the Partnership may have been entitled to additional interest represented by participation in the appreciation of the underlying property.

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

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1998. Accordingly, the Partnership may provide additional losses in subsequent periods and such provisions could be material.

         No allowance was required for the nine months ended September 30, 1998.

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

         Effective as of August 28, 1997, Presidio has a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), pursuant to which NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the nine months ended September 30, 1998 reimbursable expenses due NorthStar Presidio amounted to $3,000.

         The  Administrative  General  Partner is  entitled  to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement"). Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $114,114 and $115,706, including accrued interest of $111,674 and $109,378 for the nine months ended September 30, 1998 and 1997, respectively.

         The Administrative General Partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $33,352 and $56,057, including accrued interest of $10,356 and $33,263 for the nine months ended September 30, 1998 and 1997, respectively.

         In August 1998, the Administrative General Partner was paid $174,298 and $43,528, which represented the asset management and mortgage servicing fees, respectively, which were previously accrued for the Big Valley Loan.

         Also, in July 1998, the Administrative General Partner was paid $381,648 which represented the mortgage servicing fee accrued for the West Palm loan.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Amounts due to affiliates for asset management and mortgage servicing fees consist of the following:

                                        September 30,     December 31,
                                           1998               1997
                                        ----------        ----------

           Asset management fee .        $1,391,282        $1,451,466
           Mortgage servicing fee              --             391,824
                                         ----------        ----------

                                         $1,391,282        $1,843,290
                                         ==========        ==========

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the Administrative General Partner, 0.1% to the Investment General Partner, and 0.1% to the Associate General Partner. For the three months ended September 30, 1998 and 1997 the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income of $114,351 and $2,382, $2,382 and $35,243, $734 and $734,
         respectively.

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

         Berkeley Western Loan

         The entire carryinlg value of this loan of $2,481,562 had been written off during 1990. The Parntership is unable to determine at the present time whether any amounts will be received upon the ultimate sale or disposition of the property.

         Big Valley Loan

         In August 1998, the property underlying the Big Valley loan was sold. The Partnership received approximately $3,790,000 of which $1,437,000 was applied towards principal, $1,051,000 towards recovery of loan losses and the balance of $1,302,000 towards interest.

            RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS


4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Information with respect to the Partnership's investments in mortgage loans is as follows:

                                                                                 Date        Mortgage                    Mortgage
                           Interest  Compound       Loan       Maturity     Prepayment is     Amount        Purchased   Placement
      Description            Rate     Period        Date         Date         Permissable    Advanced       Interest       Fee
      -----------            ----     ------        ----         ----         -----------    --------       --------       ---
 Residential
 West Palm (b) (a)          13.46%    Monthly    16-Jun-88    1-Jul-2000      1-Jul-97     $ 9,200,000        $    -    $ 539,589
                                                                                           -----------        ------   ----------
      Los Angeles, CA
                                                                                           $ 9,200,000        $    -    $ 539,589
                                                                                           ===========        ======   ==========
                           Interest recognized
                        -----------------------                                                       Carrying value
                                                                                                  ---------------------------
                        September 30,  1997 and                    Write-offs,        Payments    September 30   December 31,
       Description          1998         Prior      Reserves     net of recoverie     Received        1998           1997

 Residential
 West Palm (b) (a)         $    -      $   -     $ (5,000,000)   $ (4,739,589)          $   -       $   -           $  -
                           ------       ------     -----------    ------------           -----       -----          ----
      Los Angeles, CA


                           $    -       $   -     $ (5,000,000)   $ (4,739,589)          $   -       $   -          $  -
                           ======       ======    ============    ============           =====       =====          ====
                                                 Contractual
                                                 Balance (a)
                                         ---------------------------
                                         September 30   December 31,
       Description                           1998           1997
       -----------                           ----           ----
 Residential
 West Palm (b) (a)                       $ 5,615,833    $ 5,331,781
                                          ----------     -----------
      Los Angeles, CA

                                          $ 5,615,833    $ 5,331,781
                                          ===========    ===========

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Information with respect to the Partnership's investments in mortgage loans is as follows:

                                                                          Date        Mortgage                 Mortgage
                            Interest   Compound    Loan     Maturity  Prepayment is    Amount     Purchased   Placement
      Description             Rate      Period     Date       Date     Permissable    Advanced    Interest       Fee
      -----------             ----      ------     ----       ----     -----------    --------    --------       ---
 Residential
 West Palm (b) (a)           13.46%    Monthly  16-Jun-88  1-Jul-2000   1-Jul-97       9,200,000      -        539,589
      Los Angeles, CA


 Office Buildings
 Berkley Western (c)
      Berkley, CA            14.50%    Annual   20-Dec-85                              2,250,000  $ 94,079     137,483

                                                                                    $ 11,450,000  $ 94,709   $ 677,072
                                                                                    ============  ========   =========

                                    Interest recognized
                              ------------------------------
                           September 30,            1997 and                          Write-offs,    Payments
                                1998               Prior            Reserves    net of recoveries    Received
                                ----               -----            --------    -----------------    --------

 Residential
 West Palm (c) (a)                   -                     -       (5,000,000)      (4,739,589)              -
                              --------           -----------     ------------      -----------       ---------
      Los Angeles, CA


Office Buildings
Berkley Western (c)                  -                     -                -       (2,481,562)              -
     Berkley, CA
                              --------          ------------     ------------      -----------      ----------
                              $      -          $          -     $ (5,000,000)     $(7,221,151)     $        -
                              ========          ===========      ============      ===========      ==========

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)


                                                                            Contractual
                                      Carrying value                         Balance (a)
                              ------------------------------        --------------------------
                              September 30,     December 31,       September 30,   December 31,
                                  1998             1997                1998            1997
                              -----------       ------------        ---------     ------------
 Residential
 West Palm (c) (a)                      -                 -         5,615,466       5,331,781
                              -----------       -----------         ---------     -----------
      Los Angeles, CA



Office Buildings
Berkley Western (c)                     -                 -                 -               -
     Berkley, CA
                              $         -                 -         $5,615,466    $ 5,331,681
                              ===========       ===========         =========     ===========

(a)  This loan is accounted for under the investment method.
(b) This loan was restructured during 1997 to reduce the indebtedness to $5,000,000 with interest accruing at 7% per annum and the maturity date was extended to February 2017.
(c) In November 1994, a Plan of Reorganization was confirmed which converted the Partnership's original investment into a non-interest bearing note for $550,000 and participating interest in the future sale of the property.

            RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         A summary of mortgage activity is as follows:

                                        Nine months ended                                        Year ended
                                        September 30, 1998                                    December 31, 1997
                             -------------------------------------------      ------------------------------------------------
                             Investment     Interest                            Investment         Interest
                               Method        Method            Total              Method            Total              Total
                                -----     ------------      ------------      ------------      ------------      ------------
Opening balance ...........     $--       $  1,464,415      $  1,464,415      $  7,977,396      $  3,976,124      $ 11,953,520
(Provision for) recovery of
    loan losses ...........      --          1,050,832         1,050,832        (2,340,260)          604,155        (1,736,105)
Interest recognized .......      --          1,341,701         1,341,701            56,063            75,408           131,471
Interest repayments .......      --         (1,341,701)       (1,341,701)             --                --                --
Loan repayments ...........      --         (2,515,247)       (2,515,247)       (5,693,199)       (3,191,272)       (8,884,471)
                                -----     ------------      ------------      ------------      ------------      ------------

Ending balance ............     $--       $       --        $       --        $       --        $  1,464,415      $  1,464,415
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

         A summary of the Partnership's real estate is as follows:

                                                September 30,       December 31,
                                                    1998                1997
                                                -----------         -----------
Land ...................................        $   444,700         $   444,700
Building and improvements ..............          4,001,889           3,876,293
                                                -----------         -----------
                                                  4,446,589           4,320,993
Less: accumulated depreciation .........           (494,622)           (421,480)
                                                -----------         -----------

                                                $ 3,951,967         $ 3,899,513
                                                ===========         ===========

         The land, building and improvements are pledged to collateralize the mortgage loan payable.

            RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

6        MORTGAGE LOAN PAYABLE


         In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note secured by a first mortgage on the hotel property. The mortgage note has a current balance of $3,432,837 at September 30, 1998. Interest rates on the loan are adjustable every five years, with a current interest rate of 9.49%, through the next adjustment period. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan requires monthly payments of interest and principal. Interest expense for the nine months ended September 30, 1998 amounted to $221,127 The lender is permitted to accelerate the note as of April 1, 1997, and thereafter with six months notice. The Partnership has not been notified of an acceleration of this mortgage. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

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

         The Partnership originally invested its net proceeds in sixteen Mortgage Loans, which aggregated $70,332,103. Presently, the Partnership holds two mortgage loans outstanding, and owns a hotel which it acquired through foreclosure. Because the Partnership's loans are zero-coupon loans, the Partnership receives no guaranteed cash flow from such investments.

         In August 1998, the property underlying the Big Valley loan was sold. The partnership received approximately $3,790,000 of which $1,437,000 was applied towards principal, $1,051,000 towards recovery of loan losses and the balance of $1,302,000 towards interest.

         The Partnership uses working capital reserves provided from any undistributed cash from temporary investments and cash flow from the operation of its hotel as its primary measure of liquidity. As of September 30, 1998 the Partnership's working capital reserves equaled approximately $4,483,000. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses in taking legal action or lending additional funds to protect its interest in certain of the mortgage loans on properties which are currently experiencing difficulties or to pay fees. The Partnership's cash flow from the operations of its hotel property is anticipated to be sufficient to meet such property's capital expenditures in the near term.

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

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each mortgage in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the properties or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1998.

         In August 1998, the property underlying the Big Valley loan was sold. The Partnership received approximately $3,790,000. The carrying value of the Big Valley loan at the time of the sale was $1,464,415, which resulted in recovery of loan losses of $1,051,000 for the quarter ended September 30, 1998.

         There was no provision for loan losses recorded for the quarter ended September 30, 1998.

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

         Results of operations

         Net income increased for the nine month period ended September 30, 1998 compared with the same period in the prior year. The increase is primarily due to the payoff of the Big Valley loan and recovery of loan losses.

         Revenues increased for the nine month period ended September 30, 1998 compared with the same period in the prior year. The increase is primarily due to a increase in mortgage loans interest income partially offset by a decrease in operating income, short-term investment interest and other income. Mortgage loans interest income increased as a result of the payoff of the Big Valley loan. Operating revenue decreased due to a decrease in occupancy at the Richmond Comfort Inn. Short-term investment interest decreased as a result of a decrease in cash and cash equivalents on which interest is earned. Other income decreased primarily as a result of the payoff of the Research Triangle loan in 1997, which eliminated the participation interest income.

         Costs and expenses decreased for the nine month period ended September 30, 1998 compared to the same period in the prior year. The decrease was primarily due to the recovery of loan losses as a result of the payoff of the Big Valley loan as compared to a net provision for loan losses recorded in the prior year. Mortgage servicing fees also decreased as a result of the disposition of mortgage loans.

         Inflation

         Inflation has not had a material impact on the Partnership's recent operations or financial position and is not expected to have a material impact in the future.

         Legal Proceedings

         For a discussion of Legal Proceedings, please see Note 7 in the Partnership's 10-K for the year end December 31, 1997.

         Year 2000 Compliance

         The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. The Partnership and its Manager (NorthStar Presidio Management Co., LLC) recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

         The Manager is in the process of assessing its internal computer information systems and is now taking the further steps necessary to remediate these systems so that they will be Year 2000 compliant. In connection therewith, the Manager is currently in the process of installing a new fully compliant accounting and reporting system. The Manager is also currently reviewing its other internal systems and programs, along with those of its unaffiliated third party service providers, in order to insure compliance.

         Further, the Manager and these service providers are currently evaluating and assessing those computer systems not related to information technology. These systems, that generally operate in a building include, without limitation, telecommunication systems, security systems (such as card-access door lock systems), energy management systems and elevator systems. As a result of the technology used in this type of equipment, it is possible that this equipment may not be repairable, and accordingly may require complete replacement. Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, the Manager does not believe that these costs will have a material adverse effect on the Partnership's business, financial condition or results. However, it is possible that there could be adverse consequences to the Partnership as a result of Year 2000 issues that are outside the Partnership's control. The Manager is in the preliminary stages of evaluating these issues and will be developing contingency plans.

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



                                          RESOURCES ACCRUED MORTGAGE
                                          INVESTORS, L.P. - SERIES 86

                                          By:     Resources Capital Corp.
                                                  Administrative General Partner




                                          By:     /s/Allan B. Rothschild
                                                  ----------------------
                                                  Allan B. Rothschild
                                                  President
                                                     (Duly Authorized Officer)



                                          By:     /s/Lawrence Schachter
                                                  ---------------------
                                                  Lawrence Schachter
                                                  Senior Vice President and
                                                  Chief Financial Officer

Date: November 12, 1998