Form 10-K
period 1998-12-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 1999-03-31
CIK 779231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1998

                                                           OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    Commission File Number 0-15724


              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - Series 86
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              13-3294835
            --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

411 West Putnam Avenue, Suite 270, Greenwich, CT                    06830
------------------------------------------------                    -----
(Address or principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code               203-862-7444
                                                                 ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
         Title of Each Class                          which registered
         -------------------                          ------------------------

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

PART I

Item 1.                    Business.
General

Registrant is a Delaware limited partnership formed on September 25, 1985. RAM Funding, Inc., a Delaware corporation, is Registrant's investment general partner ("Investment General Partner") and is a wholly-owned subsidiary of Presidio Capital Corp. ("Presidio"). Resources Capital Corp., a Delaware corporation, is Registrant's administrative general partner ("Administrative General Partner") and is also a wholly-owned subsidiary of Presidio. RAM Funding Inc., and Resources Capital Corp., were until November 3, 1994 wholly-owned subsidiaries of Integrated Resources Inc. ("Integrated"). On November 3, 1994, as a result of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Administrative General Partner, the Investment General Partner, and the Associate General Partner was purchased by Presidio.

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

In December 1994, Z Square G Partners II, the Associate General Partner of Registrant whose partners were previously associated with Integrated, notified Registrant of its withdrawal as the associate general partner of Registrant. The withdrawal became effective, after 60 days prior written notice to Limited Partners, on February 28, 1995. Upon the effective date of such withdrawal, Presidio AGP Corp. ("Presidio AGP"), a wholly-owned subsidiary of Presidio, became the Associate General Partner. (The Investment General Partner, Administrative General Partner and Associate General Partner are hereinafter collectively referred to as the "General Partners").


On August 28, 1997, an affiliate of the NorthStar Capital Partners acquired all of the Class B shares of Presidio, the corporate parent of the General Partners. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners. Presidio was also party to an Administrative Services Agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford was responsible for the day-to-day management of Presidio and, among other things, had authority to designate directors of the General Partners. On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA"), which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates, including the General Partners and Registrant. On August 28, 1997, Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct or indirect subsidiaries and affiliates.

Subject to the rights of the Limited Partners under the Limited Partnership Agreement, Presidio controls Registrant through its indirect ownership of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp., ("NorthStar"), a Maryland corporation.

Investments of Registrant

Registrant originally invested 100% of its net proceeds in sixteen Mortgage Loans which aggregated $70,332,103, three of which, the 595 Madison Loan, the Bellekirk Loan and the Pace Loan, were prepaid in their entirety on November 30, 1989, July 2, 1992 and January 23, 1997, respectively. In addition, Registrant has foreclosed on the Southern Inns Loan and acquired title to a hotel located in Richmond, Virginia, which secured the loan; three Mortgage Loans had been converted to potential equity participations with BP Shopping Center's participation being paid on February 20, 1997, Research Triangle's participation interest being paid on September 17, 1997, and Pike Creek's participation interest being paid on August 4, 1998. Registrant lost its entire investment in seven Mortgage Loans as a result of foreclosures or discounted payoffs of senior lenders.

Current Investments

As of March 1, 1999, Registrant's investments consisted of one zero-coupon Mortgage Loan (West Palm) in the original amount of $9,200,000 (restructured during 1997 to a $5,000,000 loan with all interest accruing at 7% per annum and principal due and payable at maturity in February 2017). There is no current payment due on this Mortgage Loan. Registrant also has an equity participation interest in one property (Berkeley) which originally secured another mortgage loan. In addition, Registrant owns a hotel located in Richmond, Virginia as a result of the Southern Inns foreclosure. Set forth below is a description of the status of Registrant's current investments.

Berkeley Loan

Originally a $2,250,000 (plus accrued interest) second mortgage loan (the "Berkeley Loan") was made to Berkeley Western Associates Limited Partnership ("BW Associates"), a private limited partnership sponsored by Integrated which was secured by an office building commonly known as the Great Western Savings Building located in Berkeley, California (the "BW Property"). The BW Property consists of a thirteen-story office building, an adjacent six-level parking garage and the 1.31 acres of land underlying the building and garage located in downtown Berkeley. The land consists of two separate contiguous parcels, the larger one of which (approximately 46,100 square feet) is owned by BW Associates in fee simple and the smaller parcel (approximately 10,700 square feet) lies under a portion of the garage and is leased by BW Associates pursuant to a ground lease. The building contains approximately 120,300 square feet of office space, 13,000 square feet of retail space and 3,770 square feet of basement space. The garage contains parking space for 586 automobiles and approximately 9,400 square feet of retail space.

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

Some of the more relevant terms of the Plan are summarized as follows:

      - Guaranty Federal, a first priority mortgage holder which was owed in excess of $22 million, consented to a claim of $10 million, the approximate value (at that time) of the BW Property which constitutes BW Associates major asset. A new promissory note (the "New Note"), in the principal sum of $10 million and secured by a first mortgage on the BW Property, superseded the existing note.

      - The New Note had a term of four years and required payments of interest only at 5% per annum for the first two years, and 11% per annum for the latter two years.

      - Upon repayment of all outstanding principal and interest of the New Note, all economic benefits (net sale proceeds, refinancing proceeds and distributable net cash flow) shall be apportioned as follows:

      a) Registrant will receive a total and maximum priority distribution of $550,000 (inclusive of any previous priority distributions paid from net refinancing proceeds and from distributable net cash flow, if any). A non-interest bearing note for $550,000 replaced the original loan of $2,250,000 made by Registrant to BW Associates.

      b) The next $6 million of proceeds will be allocated pari passu, 25% to Guaranty Federal, 44% to Registrant, and 31% to BW Associates.

      c) Any additional amounts will be allocated pari passu, 12.5% to Guaranty Federal, 43.75% each to BW Associates and Registrant.

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

The first mortgage matured in December 31, 1995, since which time West Palm had been engaged in extensive negotiations with the first mortgage holder (Hancock) in an effort to obtain a long-term restructuring. Hancock was unwilling to modify the first mortgage and on July 1, 1996, declared the mortgage to be in default, and informed West Palm Associates that it would immediately seek the appointment of a receiver and begin foreclosure proceedings. As a result, on July 2, 1996, West Palm Associates filed for protection under Chapter 11 of the

United States Bankruptcy Code. Although the bankruptcy protection enabled West Palm Associates to avoid an imminent foreclosure, there was no assurance that West Palm Associates would be able to successfully restructure its debt service obligations on the Hancock Mortgage. Registrant had reserved the entire carrying value of the West Palm Loan in 1993. Registrant filed a Proof of Claim for all outstanding principal, accrued interest, prepayment penalties, additional interest and all other costs and obligations of West Palm Associates to Registrant.

In February 1997, a Plan of Reorganization was filed which called for a restructuring of Registrant's mortgage, and in September 1997 the restructuring agreement was executed. Registrant has reduced its indebtedness to $5,000,000, with interest accruing at 7% per annum and extended the maturity date to February 2017. Registrant is also entitled to a participation interest in the event of a sale of the property. However, it is unlikely that the Registrant will realize any proceeds from this investment.

Investments Recently Terminated

Pike Creek Loan

Originally a $975,000 third mortgage loan (the "Pike Creek Loan") to Big Valley Associates Limited Partnership ("Big Valley Associates"), a private limited partnership originally sponsored by Integrated which was secured by the Pike Creek Shopping Center located in Pike Creek Valley, Delaware, bore interest at 13.4% per annum compounded monthly, and was originally scheduled to mature on December 31, 1999 at which time a balloon payment equal to the entire principal balance plus accrued interest thereon (approximately $4,824,806), together with additional interest, if any, would have been due and payable.

The property securing the Pike Creek Loan was operating with positive cash flow and was meeting all debt service requirements. However, a second mortgage, which required no debt service payments until maturity, matured at the end of 1995. A first mortgage loan, which had a principal balance of approximately $12,850,000, matured on February 15, 1996.

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

In November 1996 this loan was amended and restated (the "Amended Note"). The Amended Note had a principal balance of $830,000 which was comprised of $500,000 of the original loan made by Registrant and $330,000 of new funds advanced by Registrant. The $500,000 portion of the Amended Note bore interest at 7% per annum and the $330,000 portion bore interest at 12% per annum, both compounded annually. The amendment was necessary in order to facilitate the refinancing of the first mortgage loan of Big Valley Associates which was in default. Additionally, it allowed for the satisfaction of the second mortgage loan. The $330,000 advanced to Big Valley Associates was used, in addition to funds provided by Big Valley Associates, to satisfy its second mortgage loan payable.

Both portions of the Amended Note were serviced by a percentage of net cash flow from the property. Net cash flow was defined as the amount by which, in any calendar year, rent received by Big Valley Associates exceeded all costs and expenses incurred in connection with the property, including debt service. In addition, various provisions were made for Registrant to receive additional interest from Big Valley Associates upon the ultimate sale or refinancing of the property.

On August 4, 1998, the property underlying the Pike Creek Loan was sold. As a result, Registrant received approximately $3,790,000 of which $1,437,000 was applied towards principal, $1,051,000 towards recovery of loan losses and the balance of $1,302,000 towards interest.

FOR ADDITIONAL INFORMATION REGARDING REGISTRANT'S MORTGAGE INVESTMENTS, SEE ITEM 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA", NOTE 4.


Additional Information Regarding Investments

See table appearing on page I-6 for additional information with respect to the Mortgage Loans.

All interest and principal on the Mortgage Loans accrues and is payable upon the maturity or earlier prepayment of the loans. Interest on short-term investments accounted for 11%, 19% and 3.5% of Registrant's revenues for the years ended December 31, 1998, 1997 and 1996, respectively. (see Item 8, "Financial Statements and Supplementary Data").

The following table sets forth, as of March 1, 1999, the Mortgage Loans and current investments acquired or made by Registrant:

                                                       Date of           Date         Loan                                Balance
Property                               Type of           Loan          Original    Acquired/      Maturity  Interest       Due at
Name/Location       Sq. Ft./Use      Investment        Principal         Loan     Restructured      Date       Rate      Maturity 1)
-------------       -----------      ----------        ---------         ----     ------------      ----       ----      -----------
Great Western        146,470        Equity            N/A               N/A           N/A           N/A         N/A         N/A
Savings Building     (Office        Participation
Berkeley, CA         Retail)


West Palm            582 units      Second            $5,000,000 (2)   6/88           9/97         2/17         7% (2)     (2)
Los Angeles, CA      Apartments     Mortgage
                     (Residential)

-------------
(1) Includes principal and accrued interest, but not any additional interest which may be payable.

(2)  Loan  restructured  in  September  1997,   reducing  principal  balance  to
     $5,000,000 with interest accruing at 7% per annum.




THIS TABLE SETS FORTH INFORMATION WITH RESPECT TO THE MORTGAGE LOANS AND CURRENT INVESTMENTS ACQUIRED OR MADE BY REGISTRANT. HOWEVER, PLEASE SEE PAGES I-2 THROUGH I-12 FOR A DISCUSSION OF ADVERSE CONDITIONS AFFECTING THE VALUE OF REGISTRANT'S INVESTMENT IN ITS MORTGAGE LOANS.

Competition

The properties which secure Registrant's mortgage loans may face competition from similar properties in the vicinity. To the extent such competition reduces the gross revenue from the operation of such property, and/or decreases any appreciation in the value of such properties, such competition may reduce any contingent interest, principal or base interest otherwise paid to Registrant. In addition, Registrant would encounter competition should it sell its Mortgage Loans.

Because Presidio is the parent of other corporations in addition to the Investment and Administrative General Partners, such General Partners are or may become affiliated with other entities which are engaged in businesses that are, or may in the future be, in direct competition with Registrant.

Employees

Registrant does not have any employees. Certain services are currently performed by the General Partners and/or their affiliates for Registrant in connection with the servicing of the Mortgage Loans pursuant to a mortgage servicing agreement. NorthStar Presidio currently performs accounting, secretarial, transfer and administrative services for Registrant and Registrant pays its pro rata portion of such services. NorthStar Presidio also performs similar services for other affiliates of the General Partners. See Item 10, "Directors and Executive Officers of Registrant," Item 11, "Executive Compensation" and Item 13, "Certain Relationships and Related Transactions."


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

There are certain restrictions set forth in the Partnership Agreement which may limit the ability of a limited partner to transfer units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or for any other reason.

As of March 1, 1999, there were approximately 11,500 holders of Units of Registrant (including the initial limited partner), owning an aggregate of 330,004 Units.

There are no material legal restrictions set forth in the Partnership Agreement upon Registrant's present or future ability to make distributions. Registrant will determine on a quarterly basis, based on an analysis of its remaining investments and reserves, whether further distributions are warranted.

Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of Registrant.

Item 6.                    Selected Financial Data

                                                        Year ended December 31,
                          -------------------------------------------------------------------------------------
                              1998             1997               1996               1995              1994
                          -----------     ----------------   ------------       ---------------    ------------
Revenues ............     $ 3,162,173     $ 2,242,929        $ 5,764,309(2)     $ 1,997,835        $  1,858,087
Net Income (Loss) ...     $ 2,514,019(5)  $(1,225,720) (4)   $ 7,113,916(1)     $(6,713,010) (3)   $   (239,929)
Net Income (Loss)
Per Unit ............     $      7.24(5)  $     (3.53) (4)   $     20.48(1)     $    (19.33) (3)   $       (.69)
Distribution Per Unit     $     20.15     $     12.00        $        --        $        --        $         --
Total Assets
Net of Reserves .....     $ 8,786,130     $13,753,749        $19,540,249        $12,565,760        $ 19,536,535

-----------
(1) Net of recovery of provision for loan losses of $3,188,383 or $91.79 per Unit.
(2) 1996 revenues include mortgage interest income of $3,681,789, and is not directly comparable with revenues in prior periods. which consisted primarily of motel revenue and short-term interest income in 1994 and 1995.
(3) Net of a provision for loan losses of $6,672,014 or $19.21 per Unit for 1995.
(4) Net of provision for loan losses of $1,736,105 or $5.00 per Unit. (5) Net of recovery of provision for loan losses of $1,129,857 or $3.25 per Unit.

(5) Net of recovery of provision for loan losses of $1,129,857 or $3.25 or $ 3.25 per Unit.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The General Partners hold a 5% equity interest in Registrant. However, at the inception of Registrant, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. Registrant's management determined that this accounting did not appropriately reflect the Limited Partners' and the General Partners' relative participations in Registrant's net assets, since it did not reflect the General Partners' 5% equity interest in Registrant. Thus, Registrant had reallocated $4,124,051 (5% of the gross proceeds raised at Registrant's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of Registrant. The reallocation had no impact on Registrant's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

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

Registrant originally invested 100% of its net proceeds in sixteen Mortgage Loans which aggregated $70,332,103, three of which, the 595 Madison Loan, the Bellekirk Loan and the Pace Loan, were prepaid in their entirety on November 30, 1989, July 2, 1992 and January 23, 1997, respectively. In addition, Registrant has foreclosed on the Southern Inns Loan and acquired title to a hotel located in Richmond, Virginia, which secured the loan; three Mortgage Loans have been converted to possible equity participations with BP Shopping Center's participation having been paid on February 20, 1997, Research Triangle's participation interest having been paid on September 17, 1997, and Pike Creek's participation interest having been paid on August 4, 1998. Registrant lost its entire investment in seven Mortgage Loans as a result of foreclosures or discounted payoffs of senior lenders.

On December 31, 1991, the senior mortgage lender on one of Registrant's Mortgage Loans, the Century Park Loan, foreclosed on the property securing its loan, and Registrant lost its entire investment. In December 1992, the BP Loan was converted to an equity participation pursuant to the borrower's bankruptcy plan of reorganization and on February 20, 1997 Registrant was paid for this equity participation. On January 13, 1993, the senior mortgage lender on another of Registrant's investments, the Clovine Loan, foreclosed on the property securing its loan and Registrant lost its entire investment. On April 1, 1993, Registrant foreclosed on the Southern Inns Loan and assumed ownership of the Richmond Comfort Inn, located in Richmond, Virginia. In July 1993, the Boram Loan was converted to an equity participation in the future sale of the property pursuant to a settlement agreement. The first mortgage lender of the Boram Property was subsequently paid off at a discount and Registrant lost any potential recovery from its equity participation interest. On January 13, 1994 and April 5, 1994, the respective senior lenders associated with the Park Place and Lenox Loans, foreclosed on the respective properties securing such loans and Registrant lost its entire investment. In November 1994, the Berkeley Loan was restructured to convert Registrant's original investment to a new $550,000 loan and an equity participation in the future sale of the property. In 1995, the Airport Center Loan was foreclosed upon by the senior lender and Registrant lost its entire investment and the RT Loan was exchanged for a 20% interest in the net wrap cash flow of the senior Wrap Mortgages which was paid in September 1997. During 1996, the Pike Creek Loan was amended and reduced to $500,000 with interest to accrue at 7% per annum. In addition, an additional $330,000 was advanced to the Pike Creek borrower which bore interest at 12% per annum. On August 4, 1998, Registrant was repaid its entire $830,000 amended loan balance together with its equity participation interest. In January 1997 the Pace Loan was prepaid in its entirety. In April 1997, the senior mortgage lender foreclosed on the property securing the Stockfield loan and Registrant lost its entire investment. In September 1997, the West Palm Loan was restructured and reduced to $5,000,000 with interest accruing at 7% per annum and the maturity date was extended to February 2017. Because Registrant's loans are zero-coupon loans, Registrant receives no current cash flow from such investments.

Registrant uses working capital reserves provided from the proceeds of its public offering, any undistributed cash from temporary investments plus any cash flow from the operation of its motel as its primary measure of liquidity. As of December 31, 1998, Registrant's working capital reserves equaled approximately $4,600,000. Registrant may utilize its working capital reserves in the event Registrant incurs additional expenses with respect to its hotel property or in taking legal action or lending additional funds to protect its interest in its remaining mortgage loans on properties which are currently experiencing difficulties or to pay fees. Registrant's cash flow from the operations of its motel property is anticipated to be sufficient to meet such property's capital expenditure needs in 1999.

In December 1993, Registrant paid the Clovine related deferred mortgage servicing fee to the Administrative General Partner in the amount of $75,028. On March 8, 1994, Registrant paid $57,077 to the Administrative General Partner representing the deferred mortgage servicing fee on its Park Place Loan. On May 17, 1994 Registrant paid $107,394 representing the deferred mortgage servicing fee on its Lenox Loan. In March 1995, Registrant paid $75,919, $69,118, $29,219 and $137,918 which represented the mortgage servicing fees associated with the Berkeley Western, Southern Inns, BP Shopping Center and Boram loans, respectively. In September 1995, Registrant paid $175,423 representing the mortgage servicing fee associated with the Airport Center loan. On May 5, 1997 and June 26, 1997 Registrant paid $58,898 and $197,000 which represented the mortgage servicing fees associated with the Tri-State and Stockfield loans, respectively. In July 1998, the Administrative General Partner was paid $381,648, which represented the mortgage servicing fee accrued for the West Palm Loan. In August 1998, the Administrative General Partner was paid $43,528 which represented the mortgage servicing fee for the Pike Creek Loan. (See Note 3 to Financial Statements).

During  1997,  Registrant  paid  $93,568,  $71,561,  $28,297  and $54,134 to the
Administrative General Partner representing the asset management fees for the Airport Center, Southern Inns, BP and Berkeley loans, respectively. In August 1998, the Administrative General Partner was paid $174,298 which represented the asset management fee previously accrued for the Pike Creek Loan.

In July 1998, Registrant paid a cash distribution of $7,000,000 ($20.15 per Unit). A substantial portion of the distribution represented the undistributed portion of the proceeds of the Tri-State, Research Triangle and BP loan repayments (approximately $4,708,000). The remainder represented excess working capital reserves.

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

Real Estate Market

The real estate market has begun to recover from the effects of the recession which included a substantial decline in the market values of existing properties. While the real estate market has improved, this has not had a material impact on the carrying value of assets. However, high vacancy rates continue to exist in some areas. As a result, investors will not recover a significant portion of their original investment in Registrant.

Allowance for Loan Losses

Registrant invested principally in zero-coupon, nonrecourse junior Mortgage Loans. Collection of amounts due on Registrant's Loans is solely dependent upon the sale or refinancing of collateral at amounts sufficient to satisfy Registrant's mortgage loans after payment of the senior mortgage notes owned by unaffiliated third parties.

An allowance for loan losses is established based upon a periodic review of each mortgage in Registrant's portfolio. In performing this review, management considers the estimated net realizable value of the properties or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of December 31, 1998.

The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. Registrant may provide for additional losses in subsequent years and such provisions could be material.

During 1996, the property securing the Pike Creek Loan was operating with positive cash flow and was meeting all debt service requirements. However, the first mortgage matured on February 15, 1996 and the second mortgage matured on December 15, 1995. During 1996, Big Valley Associates was negotiating with the first mortgage lender to obtain permanent replacement debt. Based on internal valuations, the likelihood of Big Valley Associates obtaining continued financing at that time would be difficult. Based on this factor, the Registrant's management determined as of March 31, 1995, that an additional reserve in the amount of $946,000 was required. This reserve reduced the carrying value of the Pike Creek Loan to $1,050,832. In November 1996, the Pike Creek Loan was amended and restructured. On August 4, 1998, the property underlying the Pike Creek Loan was sold and Registrant was repaid its entire $830,000 amended loan balance together with its equity participation interest. The carrying value of the Pike Creek Loan at the time of the sale was $1,464,415 resulting in the recovery of loan losses of $1,050,832. (See Note 4 to the Financial Statements).

While the property securing the RT Loan was operating with positive cash flow and meeting debt service requirements, the senior wrap mortgages and the RT Loan matured on January 1, 1996. In March 1995, the IBM lease, which by itself accounted for over 70% of the leased space at the property, was due to expire one year after the current debt matured. The Senior Wrap Mortgages were negotiated to extend the maturity dates. While negotiations were in progress, RT Associates continued to make debt service payments. Since refinancing would be difficult without a longer lease commitment from IBM, Registrant's management determined that as of March 31, 1995, an additional reserve in the amount of $2,360,000 was required which reduced the carrying value of the RT Loan to $2,622,257. In August 1995, the RT Loan was acquired by the senior wrap mortgage holders, with Registrant obtaining a 20% participating interest (See Note 4 to the Financial Statements). As a result of this transaction and an analysis of the value of the investment, it was determined that a provision for loan losses was required for the quarter ended September 30, 1995 for the RT Loan in the amount of $1,260,000, reducing the carrying value to $1,362,256. During 1996, the IBM leases were extended for periods expiring between 2 and 5 years. In September 1997, the properties underlying the RAM Participation Interest were sold. Accordingly, Registrant received its 20% undivided interest, as stipulated in the agreement, which amounted to $1,966,411. The carrying value of the RT Loan at the time of the sale was $1,362,256, resulting in a recovery of loan losses of $604,155 for the quarter ended September 30, 1997.

In addition, the property securing the Stockfield Loan was 96% occupied by Shell California Productions, Inc., whose lease was scheduled to expire in 1999. It was unlikely that Shell would exercise its renewal option with renegotiating the rental downward toward market rates. The first mortgage matured on April 1, 1996, and without a long-term commitment from Shell, refinancing would be difficult. Stockfield Associates was attempting to negotiate an extension of the first mortgage, but was unable to reach an agreement and the first mortgage lender commenced foreclosure proceedings and ultimately foreclosed on the property in April of 1997. Registrant's management decided at March 31, 1995, to reserve an additional $2,106,000 on the Stockfield Loan, which reduced the carrying value to $2,340,260. Due to the foreclosure, Registrant lost its entire investment in this loan and recorded a provision for the entire carrying value of $2,340,260.

During 1996, Registrant recorded recoveries of prior provisions for loan losses of $1,963,522 and $1,224,861 for the Tri-State and BP Loans, respectively. Additionally, Registrant recorded $3,673,614 of interest income during 1996 with respect to the Tri-State Loan. All such amounts were received by Registrant during the first quarter of 1997. During 1997, Registrant recorded a recovery of loan losses in the amount of $604,155 on the RT Loan and a provision for loan losses in the amount of $2,340,260 on the Stockfield loan, as more fully discussed above.

Year 2000 Compliance

The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. Registrant and NorthStar Presidio recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

NorthStar Presidio is in the process of assessing its internal computer information systems and is taking the steps necessary to remediate these systems so that they will be Year 2000 compliant. In connection therewith, NorthStar Presidio has installed a new fully compliant accounting and reporting system. NorthStar Presidio is also reviewing its other internal systems and programs, along with those of its unaffiliated third party service providers, in order to ensure compliance.

Because this assessment is ongoing, the total cost of bringing all systems and equipment into Year 2000 compliance has not been fully quantified. Based upon available information, NorthStar Presidio does not believe that these costs will have a material adverse effect on Registrant's business, financial condition or results. However, it is possible that there could be adverse consequences to Registrant as a result of Year 2000 issues that are outside Registrant's control. NorthStar Presidio is in the preliminary stages of evaluating these issues and will be developing contingency plans.

Results of Operations

1998 as compared to 1997

Registrant recognized net income for the year ended December 31, 1998 as compared to a net loss for the year ended December 31, 1997. The net income for 1998 was primarily due to the payoff of the Pike Creek Loan and its resulting recovery of loan losses.

Revenues increased for the year ended December 31, 1998 as compared to the prior year due to the increase in mortgage loan interest income offset by the decreases in operating income, short-term investment interest and other income. Mortgage loan interest income increased as a result of the payoff of the Pike
Creek Loan. Operating income decreased due to the lower occupancy at the Richmond Comfort Inn. Short-term investment interest decreased as a result lower cash balances available for investment. Other income decreased primarily as a result of the payoff of the Research Triangle Loan in 1997.

Costs and expenses decreased for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The decrease was primarily due to the recovery of loan losses associated with the payoff of the Pike Creek Loan as compared to a provision for loan losses recorded in the prior year. Asset management and mortgage servicing fees decreased in 1998 as compared to 1997 due to disposition of mortgage loans.

1997 as compared to 1996

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

Only approximately 2.5% of the limited partners of the HEP Registrants elected to "opt out" of the revised settlement. Despite this, following the submission of additional briefs, the Court entered an order on January 14, 1997 rejecting the revised settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the Plaintiffs filed a motion seeking to have the Court reconsider its order. However, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the Plaintiffs' motion. Also at the February 24, 1997 hearing, the Court granted the request of one of the Plaintiffs' law firms to withdraw as class counsel.

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

In September 1998, the parties in the lawsuit entered into a Memorandum of Understanding with respect to settlement of the lawsuit. The Memorandum of Understanding provided, among other things, for the preparation of definitive documentation in the form of a Stipulation of Settlement and related documents ("Stipulation"). The Stipulation was executed by the parties in December 1998, and submitted to the Court for preliminary approval early in January 1999. After hearing and receipt of a report from the Court's designated independent expert, the Court entered an order on February 1, 1999, wherein it gave its preliminary approval to the settlement and directed that notice of the proposed settlement be sent to the previously certified class. A hearing is scheduled for April 14, 1999. The settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.

The Administrative General Partner believes that each of the claims asserted in the Amended Complaint is meritless and intends to vigorously defend the HEP Action if the settlement is not finally approved and/or consummated. It is impossible at this time to predict what the defense of this lawsuit will cost the Administrative General Partner and whether such costs could adversely effect the Administrative General Partners' ability to perform its obligations to Registrant.

Item 7a.      Quantitative and Qualitative Disclosure  About Market Risk

Not applicable

Item 8.           Financial Statements and Supplementary Data

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                    I N D E X

                                                                 Page
                                                                Number
                                                                ------

Independent Auditor's Report                                      F-1

Financial Statements - years ended
  December 31, 1998, 1997 and 1996

     Balance sheets                                               F-2

     Statements of operations                                     F-3

     Statement of partners' equity                                F-4

     Statements of cash flows                                     F-5

     Notes to financial statements                         F-6 through F-29

Financial statement schedules

     Schedule III

         Real Estate and Accumulated Depreciation          F-30 through F-31


All other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

To the Partners of
Resources Accrued Mortgage Investors L.P. - Series 86
Greenwich, Connecticut


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Resources Accrued Mortgage Investors L.P. - Series 86 (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item
14(a)2. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors L.P. - Series 86 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Hays & Company
    ------------------
    Hays & Company
    February 16, 1999
    New York, New York

                  RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                     BALANCE SHEETS

                                                                    December 31,
                                                            ---------------------------
                                                                1998           1997
                                                            -----------     -----------
ASSETS

     Investments in mortgage loans (net of an allowance
        for loan losses of $5,000,000 and $6,050,832) .     $      --       $ 1,464,415
     Cash and cash equivalents ........................       4,639,050       8,273,293
     Real estate - net ................................       3,965,378       3,899,513
     Other assets - net ...............................         181,702         116,528
                                                            -----------     -----------

                                                            $ 8,786,130     $13,753,749
                                                            ===========     ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
     Mortgage loan payable ............................     $ 3,410,955     $ 3,495,478
     Due to affiliates ................................       1,352,500       1,843,290
     Accounts payable and accrued expenses ............         232,169         138,494
                                                            -----------     -----------

        Total liabilities .............................       4,995,624       5,477,262
                                                            -----------     -----------

Commitments and contingencies (Notes 3, 4, 6 and 8 )

Partners' equity
     Limited partners' equity (330,004 units issued
        and outstanding) ..............................       3,601,031       7,862,713
     General partners' equity .........................         189,475         413,774
                                                            -----------     -----------

        Total partners' equity ........................       3,790,506       8,276,487
                                                            -----------     -----------

                                                            $ 8,786,130     $13,753,749
                                                            ===========     ===========

                  See notes to financial statements.

                        RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                      STATEMENTS OF OPERATIONS

                                                                  Year ended December 31,
                                                       ---------------------------------------------
                                                           1998             1997             1996
                                                       -----------      -----------      -----------
 Revenues

      Operating income - real estate ..............     $ 1,452,505      $ 1,570,960      $ 1,712,325
      Mortgage loan interest income ...............       1,341,701          131,471        3,681,789
      Short-term investment interest ..............         337,856          424,271          202,876
      Other income ................................          30,111          116,227          167,319
                                                        -----------      -----------      -----------

                                                          3,162,173        2,242,929        5,764,309
                                                        -----------      -----------      -----------

 Costs and expenses
      Operating expenses - real estate ............       1,012,937          929,557          958,418
      Mortgage loan interest expense ..............         293,870          309,566          342,110
      General and administrative expenses .........         208,836          175,926          192,836
      Depreciation expense ........................         153,091           93,626           89,318
      Asset management fees .......................          75,334          151,989          162,567
      Mortgage servicing fees .....................          33,943           71,880           93,527
      (Recovery of) provision for loan losses .....      (1,129,857)       1,736,105       (3,188,383)
                                                        -----------      -----------      -----------

                                                            648,154        3,468,649       (1,349,607)
                                                        -----------      -----------      -----------

 Net income (loss) ................................     $ 2,514,019      $(1,225,720)     $ 7,113,916
                                                        ===========      ===========      ===========

 Net income (loss) attributable to
      Limited partners ............................     $ 2,388,318      $(1,164,434)     $ 6,758,220
      General partners ............................         125,701          (61,286)         355,696
                                                        -----------      -----------      -----------

                                                        $ 2,514,019      $(1,225,720)     $ 7,113,916
                                                        ===========      ===========      ===========


 Net income (loss) per unit of  limited partnership
      interest (330,004 units outstanding) ........     $      7.24      $     (3.53)     $     20.48
                                                        ===========      ===========      ===========

                       See notes to financial statements.

                       RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
                                   STATEMENT OF PARTNERS' EQUITY
                            YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                      General           Limited            Total
                                                     Partners'         Partners'         Partners'
                                                      Equity            Equity            Equity
                                                  ------------      ------------      ------------
Balance, January 1, 1996 ....................     $    327,788      $  6,228,975      $  6,556,763
Net income - 1996 ...........................          355,696         6,758,220         7,113,916
                                                  ------------      ------------      ------------
Balance, December 31, 1996 ..................          683,484        12,987,195        13,670,679
Net loss - 1997 .............................          (61,286)       (1,164,434)       (1,225,720)
Distributions to partners ($12.00 per limited
     partnership unit) ......................         (208,424)       (3,960,048)       (4,168,472)
                                                  ------------      ------------      ------------
Balance, December 31, 1997 ..................          413,774         7,862,713         8,276,487
Net income - 1998 ...........................          125,701         2,388,318         2,514,019
Distributions to partners ($20.15 per limited
     partnership unit) ......................         (350,000)       (6,650,000)       (7,000,000)
                                                  ------------      ------------      ------------
Balance, December 31, 1998 ..................     $    189,475      $  3,601,031      $  3,790,506
                                                  ============      ============      ============

                       See notes to financial statements.

                           RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                         STATEMENTS OF CASH FLOWS

                                                                      Year ended December 31,
                                                            ---------------------------------------------
                                                               1998              1997            1996
                                                            -----------      -----------      -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
    Net income (loss) .................................     $ 2,514,019      $(1,225,720)     $ 7,113,916
    Adjustments to reconcile net income (loss) to
        net cash provided by operating activities
           Mortgage loan interest accrued .............            --           (131,471)      (3,681,789)
           (Recovery of) provision for loan losses ....      (1,129,857)       1,736,105       (3,188,383)
           Bad debts ..................................          36,248             --               --
           Deferred asset management and
              mortgage servicing fees, net of
              payments made ...........................        (490,790)        (280,191)         (43,739)
           Depreciation expense .......................         153,091           93,626           89,318
    Changes in assets and liabilities
        Other assets ..................................         (22,397)         (29,201)         (48,485)
        Accounts payable and accrued expenses .........          93,675          (36,872)         (33,379)
                                                            -----------      -----------      -----------

              Net cash provided by operating activities       1,153,989          126,276          207,459
                                                            -----------      -----------      -----------
Cash flows from investing activities
    Principal payments on mortgage loan payable .......         (84,523)         (75,245)         (62,309)
    Additions to real estate ..........................        (218,956)        (262,855)         (81,786)
    Investment in mortgage loans ......................            --               --           (330,000)
    Payments received on mortgage loans ...............       2,515,247        8,884,471             --
                                                            -----------      -----------      -----------
              Net cash provided by (used in)
                 investing activities .................       2,211,768        8,546,371         (474,095)
                                                            -----------      -----------      -----------
Cash flows from financing activities
    Distributions to partners .........................      (7,000,000)      (4,168,472)            --
                                                            -----------      -----------      -----------

Net (decrease) increase in cash and cash equivalents ..      (3,634,243)       4,504,175         (266,636)

Cash and cash equivalents, beginning of year ..........       8,273,293        3,769,118        4,035,754
                                                            -----------      -----------      -----------

Cash and cash equivalents, end of year ................     $ 4,639,050      $ 8,273,293      $ 3,769,118
                                                            ===========      ===========      ===========


Supplemental disclosure of cash flow information
    Interest paid .....................................     $   293,870      $   309,566      $   342,110
                                                            ===========      ===========      ===========

                       See notes to financial statements.

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

      Beginning on January 21, 1986, the Partnership offered 500,000 units of limited partnership interest (the "Units") pursuant to the Prospectus dated January 21, 1986 (the "Prospectus"). The Prospectus was filed as part of the Partnership's Registration Statement on Form S-11, Commission File No. 33-00836, as amended (the "Registration Statement"). The offering terminated on May 1, 1987 with 329,994 Units having been sold (excluding the 10 Units sold to the initial limited partner) representing net proceeds of $78,582,310 (gross proceeds of $82,501,000 less organization and offering costs of $3,918,690). All underwriting and sales commissions were paid by Integrated or its affiliates and not by the Partnership.

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Investment in mortgage loans

      The Partnership principally invested in nonrecourse, zero-coupon junior mortgage loans on properties owned or acquired by limited partnerships sponsored by affiliates of the General Partners. These loans generally contain provisions whereby the Partnership may be entitled to additional interest represented by participation in the appreciation of the underlying property.

      The Partnership accounts for its investments in mortgage loans under the following methods:

           Investment method

           Mortgage loans representing transactions in which the Partnership is considered to have substantially the same risks and potential rewards as the borrower are accounted for as investments in real estate rather than as loans. Although the transactions are structured as loans, due to the terms of the zero-coupon mortgage, it is not readily determinable at inception that the borrower will continue to maintain a minimum investment in the property. Under this method of accounting, the Partnership will recognize as revenue the lesser of the amount of interest as contractually provided for in the mortgage loan, or its pro rata share of the actual cash flow from operations of the underlying property inclusive of depreciation and interest expense on any senior indebtedness.

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           Interest method

           Under this method of accounting, the Partnership recognizes revenue as interest income over the term of the mortgage loans so as to produce a constant periodic rate of return. Interest income will not be recognized as revenue during periods where there are concerns about the ultimate realization of the interest or loan principal.

      Allowance for loan losses

      An allowance for loan losses is established based upon a periodic review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year end.

      The allowance is inherently subjective and based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent years and such provisions could be material.

      Depreciation

      Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to range from 7 to 40 years. The original cost of the property, which was acquired through foreclosure, represented the carrying value of the first mortgage loan at the time of the foreclosure. Repairs and maintenance are charged to operations as incurred.

      Write-down for impairment

      The Partnership provides write-downs for impairment based upon a periodic review of the real estate in its portfolio, when management believes that, based upon market analysis and appraisal reports, the investment in such real estate may not be recoverable.

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

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

      The Investment General Partner of the Partnership, RAM Funding, Inc., and the Administrative General Partner, Resources Capital Corp. are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). RAM Funding, Inc. (the "Investment General Partner") and Resources Capital Corp. (the "Administrative General Partner") were, until November 3, 1994, wholly-owned subsidiaries of Integrated. On November 3, 1994, as a result of the reorganization plan relating to Integrated's bankruptcy indirect ownership of the Administrative General Partner, the Investment General Partner and the Associate General Partner was purchased by Presidio. As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp. ("Presidio AGP"), a Delaware Corporation, which replaced Z Square G Partners II, a New York general partnership comprised of a general partnership and individuals who were all former officers, directors and significant shareholders of Integrated. The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may in the future, be in direct competition with the Partnership.

      Subject  to  the  rights  of  the  Limited   Partners  under  the  Limited
      Partnership Agreement, Presidio controls the Partnership through its indirect ownership of the General Partners. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the
      General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation.

      Presidio was also party to an Administrative Services Agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford was responsible for the day-to-day management of Presidio and, among other things, had authority to designate directors of the General Partners.

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

3      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)


      On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA") which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates, including the General Partners and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During 1998 and 1997, amounts paid to NorthStar Presidio and Wexford for management and administrative services aggregated $3,000 and $23,230, respectively.

      Effective November 3, 1997, the officers and employees of Wexford that had served as officers and/or directors of the General Partners tendered their resignations. On the same date, the Board of Directors of Presidio appointed new individuals to serve as officers and/or directors of the General Partners.

      The Partnership has invested principally in mortgage loans on properties owned or acquired by privately syndicated limited partnerships originally sponsored by Integrated. Transactions entered into between the Partnership and affiliates of Integrated were subject to inherent conflicts of interest.

      The Administrative General Partner is entitled to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Limited Partnership
      Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned asset management fees of $75,334, $151,989 and $162,567, including accrued interest of $73,527, $144,758 and
      $158,607  for  the  years  ended   December  31,  1998,   1997  and  1996,
      respectively.

      In August 1998, the Administrative General Partner was paid $174,298 which represented the asset management fee previously accrued for the Pike Creek Loan. In May 1997, the Administrative General Partner was paid $193,426 which represented the asset management fees previously accrued by the Partnership for the Airport Center, Southern Inns and BP Shopping Center loans. In July 1997, the Administrative General Partner was paid $54,134, which represented partial payment of the previously accrued asset management fee for the Berkeley Western loan.

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

3      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

      The Administrative General Partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee was deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned mortgage servicing fees of $33,943, $71,880 and $93,527, including accrued interest of $20,378, $42,817 and $28,120, for the years ended December 31, 1998, 1997, and 1996, respectively.

      In July 1998, the Administrative General Partner was paid $381,648 which represented the mortgage servicing fee accrued for the West Palm loan. In August 1998, the Administrative General Partner was paid $43,528 which represented the mortgage servicing fee for the Pike Creek loan. In May 1997, the Administrative General Partner was paid $58,900 which represented the mortgage servicing fee accrued by the Partnership for the Tri-State loan. In June 1997, the Administrative General Partner was paid $197,600 which represented the mortgage servicing fee for the Stockfield loan. In June 1996, the Administrative General Partner was paid $86,827 which represented the mortgage servicing fee accrued by the Partnership for the RT Loan.

               RESOURCE S ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

3      CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

      Amounts due to the Administrative General Partner for asset management and mortgage servicing fees (including accrued interest), consist of the following:

                                                         December 31,
                                           -----------------------------------
                                                 1998                1997
                                           ---------------    ----------------
              Asset management fee         $     1,352,500    $      1,451,466
              Mortgage servicing fee                 -                 391,824
                                           ---------------    ----------------

                                           $     1,352,500    $      1,843,290
                                           ===============    ================

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

      The properties which collateralize the Partnership's mortgage loans have experienced varying degrees of operating problems. The Stockfield, Century Park, Clovine, Park Place, Lenox Towers and LAX loans were ultimately lost when the senior lenders foreclosed on the properties securing the Partnership's mortgage loans. The Brentwood Place, Berkeley Western, Research Triangle, West Palm, Pike Creek and Boram loans have been restructured to allow the Partnership a possible equity participation in the future sales or refinancing of the properties. The Partnership subsequently lost its equity participation in the Boram loan, as the senior lender was paid off at a discount. The Brentwood Place, Research Triangle and Pike Creek participation interests were paid to the Partnership after the underlying properties securing the respective loans were sold.

      The   Partnership   has   provided  for  these   contingencies,   in  some
      circumstances, by establishing an allowance for loan losses on its investments.

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

      The New Note had a term of four years and required payments of interest only at 5% per annum for the first two years, and 11% per annum for the latter two years.

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

      Brentwood Place loan

      The Brentwood Place loan was made to BP Shopping Center Associates ("BP Associates") in an original principal amount of $1,900,000 and was secured by a shopping center in Brentwood, Tennessee. Decreasing rental rates, combined with several merchant failures, reduced cash flow which in turn, caused BP Associates to default on their first mortgage debt service obligations to Northwestern Mutual Life Insurance Company ("Northwestern") in February 1991. BP Associates had continued cash flow deficiencies and its inability to restructure its existing indebtedness led to BP Associates filing for protection under Chapter 11 of the United States Bankruptcy Code on May 16, 1991. In December 1992, a Plan of Reorganization was approved by all creditor classes, including the Partnership, and confirmed by the bankruptcy court.

      Under the plan, title and control of the property was transferred to Northwestern which had the right to hold the property or sell it. The
      Partnership, and certain other unsecured creditors, received equity participation certificates of which the Partnership had a majority interest. The entire carrying value of this loan of $2,081,130 had been written off during 1990.

      In February 1997 the Partnership received $1,224,861 for its equity participation certificate due to the sale of the BP Shopping Center by Northwestern. For the year ended December 31, 1996, the Partnership recorded a recovery of prior loan losses to reflect this receipt. In addition, the Partnership recorded $79,025 of recovery of loan losses during 1998 with respect to additional amounts received in early 1999.

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

      The first mortgage matured in December 31, 1995, since which time West Palm had been engaged in extensive negotiations with the first mortgage holder (Hancock) in an effort to obtain a long-term restructuring. Hancock was unwilling to modify the first mortgage and on July 1, 1996, declared the mortgage to be in default, and informed West Palm that it would immediately seek the appointment of a receiver and begin foreclosure proceedings. As a result, on July 2, 1996, West Palm filed for protection under Chapter 11 of the United States Bankruptcy Code. Although the bankruptcy protection enabled West Palm to avoid an imminent foreclosure, there was no assurance that West Palm will be able to successfully restructure its debt service obligations on the first mortgage. The Partnership had reserved the entire carrying value of the West Palm loan in 1993. The Partnership filed a Proof of Claim for all outstanding principal, accrued interest, prepayment penalties, additional interest and all other costs and obligations of West Palm to the Partnership.

      In February 1997, a Plan of Reorganization was filed which called for a restructuring of the Partnership's mortgage, and in September 1997 the restructuring agreement was executed. The Partnership has reduced its indebtedness to $5,000,000, with interest accruing at 7% per annum and extended the maturity date to February 2017. The Partnership is also entitled to a participation interest in the event of a sale of the property. The Partnership has fully reserved for this investment and is unable to determine at the present time whether any amounts will be received upon the ultimate sale or disposition of the property.

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Tri-State loan

      The Tri-State loan, in the original principal amount of $1,800,000, was made to Tri-State Retail Associates, L.P. ("Tri-State"). The Partnership's security for this loan was subordinate to the first mortgage held by Trans Ohio Savings Bank, in the original principal amount of $10,650,000, which was scheduled to mature on July 1, 1998. The mortgage secured three retail warehouses formerly operated as PACE membership clubs.

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

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

     Research Triangle loan

      On August 1, 1995 (the "Closing Date"), the Partnership entered into a Loan Acquisition and Participation Agreement (the "Agreement") with the owner of the Senior Wrap Mortgages, TEER Associates ("Teer"), whereas the Partnership conveyed its interest in the Research Triangle loan ("RT Loan") to Teer in consideration of the grant of a RAM Participation Interest. The RAM Participation Interest was a twenty (20%) percent undivided interest in (i) the Wrap Cash Flow, which was all amounts received by Teer on account of the Senior Wrap Mortgages reduced by the sum of the senior loan payments and the amount of all reimbursable expenses attributable to the Senior Wrap Mortgages and (ii) the RAM Cash Flow, which was all amounts received by Teer under the RT Loan reduced by the amount of reimbursable expenses attributable to the RT Loan. Reimbursable expenses were costs and expenses of Teer in connection with the performance of all obligations under the Agreement, including the collection and enforcement of the Senior Wrap Mortgages and the RT Loans, the preservation of the collateral, the filing and prosecution of a complaint with respect to any of the above matters, etc.

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

      As a result of this transaction and an analysis of the value of the investment, it was determined that an additional allowance for loan losses was required for the value of the RT Loan in the amount of $1,260,000. The Complex securing the RT Loan was appraised in August 1995, and valued at $45,000,000. The Partnership's 20% interest in the excess of market value over the Senior Wrap Mortgage amounted to approximately $1,360,000. The carrying value prior to the additional allowance was approximately $2,620,000, resulting in a $1,260,000 allowance in August 1995. The Partnership received $65,750 and $80,459, during 1997 and 1996, respectively, from the RAM Participation Interest, which amounts are included in other income in the accompanying statements of operations.

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

      Pike Creek loan

      Originally the Partnership held a $975,000 third mortgage loan to Big Valley Associates, L.P. which bore interest at 13.4% per annum compounded monthly, and was scheduled to mature on December 31, 1999.

      The property securing the Pike Creek loan was operating with positive cash flow and was meeting all debt service requirements. However, a second mortgage, which required no debt service payments until maturity, matured at the end of 1995. A first mortgage loan, which had a principal balance of approximately $12,850,000, matured on February 15, 1996.

      Negotiations were being conducted during early 1996 to refinance or otherwise restructure the first and second mortgages. Based on an internal valuation, at that time, the likelihood of obtaining continued financing would be difficult. Therefore, the Partnership had determined that interest on this loan should not be accrued.

      Due to the uncertainty associated with the ultimate collectibility of the Pike Creek loan, an allowance for loan losses was established during March 1995, which reduced the carrying value of the loan to $1,050,832.

      In November 1996 this loan was amended and restated (the "Amended Note"). The Amended Note had a principal balance of $830,000 which was comprised of $500,000 of the original loan made by the Partnership and $330,000 of new funds advanced by the Partnership. The $500,000 portion of the Amended Note bore interest at 7% per annum and the $330,000 portion bore interest at 12% per annum, both compounded annually. The amendment was necessary in order to facilitate the refinancing of the first mortgage loan which was

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Pike Creek loan (continued)

      in default. Additionally, it allowed for the satisfaction of the second mortgage loan. The $330,000 advanced to the Pike Creek borrower was used, in addition to funds provided by the Pike Creek borrower to satisfy its second mortgage loan payable. Both portions of the Amended Note were serviced by a percentage of net cash flow from the property. Net cash flow was defined as the amount by which, in any calendar year, rent received by the Pike Creek borrower exceeded all costs and expenses incurred in connection with the property, including debt service. In addition, various provisions were made for the Partnership to receive additional interest from the Pike Creek borrower upon the ultimate sale or refinancing of the property.

      On August 4, 1998, the property underlying the Pike Creek loan was sold and the Partnership was repaid its entire $830,000 amended loan balance together with its equity participation interest. The Partnership received approximately $3,790,000 of which $1,437,000 was applied towards principal, $1,051,000 towards recovery of loan losses and the balance of $1,302,000 towards interest.

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

      Due to the uncertainty associated with the ultimate collectibility of the Stockfield loan, an additional allowance for loan losses in the amount of $2,106,000 was established in March 1995, which reduced the carrying value of the loan to $2,340,260. In August 1995, the Partnership entered into an agreement with Stockfield to restructure the Stockfield loan (the
      "Restructuring"). The Restructuring was premised upon Stockfield satisfying the following conditions: (i) the existing lease with Shell was to be replaced by a bond type net lease which extended the expiration date of the property lease, (ii) the first mortgage was to be refinanced or restructured and (iii) the net present value of the cash flow available to Stockfield from the restructured lease, after payment of debt service on the refinanced/restructured first mortgage indebtedness (the "Net Cash Flow"), was to be equal to or greater than $8 million, using an annual discount factor of 8% without regard to the final residual value of the property owned by Stockfield.

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

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

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Unaudited financial information for mortgage loans accounted for under the investment method, which exceed 10% of the Partnership's original capital contributions, is summarized as follows:

                                                         December 31,
                                     -------------------------------------------------------
                                        1998                1997                  1996
         West Palm                   (Unaudited)         (Unaudited)           (Unaudited)

         Real estate assets          $         *         $         *         $    48,330,750
         Total liabilities           $         *         $         *         $    81,139,155
         Rental income               $         *         $         *         $     5,927,455
         Net operating loss          $         *         $         *         $     3,909,067

      * 1998 and 1997 unaudited financial information for West Palm is not available to the Partnership.

4     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Information with respect to the Partnership's investments in mortgage loans is summarized as follows:

                                                                 Original     Mortgage                      Mortgage
                               Interest  Compound    Loan        Maturity      Amount       Purchased      Placement
        Description              Rate     Period      Date         Date       Advanced      Interest          Fee
        -----------              ----     ------      ----         ----       --------      --------          ---
 Office Buildings
 Berkeley Western (i)           14.50%    Annual    20-Dec-85        (i)     $ 2,250,000     $ 94,079     $  137,483
      Berkely, CA
 Stockfield Associates (h)      14.50%    Annual     1-Apr-86        (h)       4,200,000      137,142        254,378
      Bakersfield, CA
 Research Triangle (j)         13.675%    Monthly    1-Jan-88        (j)       3,000,000         -           175,953
      Raleigh Durham, NC

 Shopping Centers
 Big Valley Associates (d)(b)   13.40%    Monthly   16-Dec-87    31-Dec-99     1,305,000         -            57,185
      Wilmington, DE
 B.P. Associates (e)            13.40%    Monthly    7-Jan-88        (e)       1,900,000         -           111,437
      Brentwood, TN

 Residential
 West Palm (c) (f)               7.00%    Annual    16-Jun-88   1-Jul-2000     9,200,000         -           539,589
      Los Angeles, CA

 Industrial/Commercial
 Tri-State (c) (g)              13.46%    Monthly   22-Jun-88  30-Jun-2000     1,800,000         -           105,572
                                                                            ------------    ---------     -----------
      Kentucky, Nebraska,
      Pennsylvania
                                                                            $ 23,655,000    $ 231,221     $ 1,381,597
                                                                            ============    =========     ===========

                                  Interest recognized
                               -------------------------
                                       Year ended
                               December 31,     1997 and                              Write-offs,           Payments
         Description                1998           Prior              Reserves     net of recoveries        Received
         -----------                ----           -----              --------     -----------------        --------
Office Buildings
Berkeley Western (i)          $         -    $          -          $          -     $ (2,481,562)       $          -
     Berkely, CA
Stockfield Associates (h)               -          89,000                     -       (4,680,520)                  -
     Bakersfield, CA
Research Triangle (j)                   -       2,068,560                     -       (3,278,102)         (1,966,411)
     Raleigh Durham, NC

Shopping Centers
Big Valley Associates (d)(b)    1,341,701       1,153,062                     -                -          (3,856,948)
     Wilmington, DE
B.P. Associates (e)                  -             69,693                     -         (777,244)         (1,303,886)
     Brentwood, TN

Residential
West Palm (c) (f)                    -                  -            (5,000,000)      (4,739,589)                  -
     Los Angeles, CA



Industrial/Commercial
Tri-State (c) (g)                       -       3,787,627                    -                  -         (5,693,199)
                              -----------    ------------          -----------      -------------       ------------
     Kentucky, Nebraska,
     Pennsylvania
                              $ 1,341,701   $   7,167,942          $(5,000,000)     $ (15,957,017)      $(12,820,444)
                              ===========   =============          ============     =============       ============

                                                                   Contractual
                                   Carrying value                   Balance (a)
                                    December 31,                    December 31,
                               -----------------------      ----------------------------
       Description               1998         1997              1998             1997
       -----------               ----         ----              ----             ----
Office Buildings
Berkeley Western (i)           $    -      $        -       $         -      $         -
     Berkely, CA
Stockfield Associates (h)           -               -                 -                -
     Bakersfield, CA
Research Triangle (j)               -               -                 -                -
     Raleigh Durham, NC

Shopping Centers
Big Valley Associates (d)(b)        -       1,464,415                 -          913,585
     Wilmington, DE
B.P. Associates (e)                 -               -                 -                -
     Brentwood, TN

Residential
West Palm (c) (f)                   -               -         5,714,917        5,331,781
     Los Angeles, CA



Industrial/Commercial
Tri-State (c) (g)                   -               -                 -                -
                               ------      ----------       -----------      -----------
     Kentucky, Nebraska,
     Pennsylvania
                               $    -      $1,464,415       $ 5,714,917      $ 6,245,366
                               ======      ==========       ===========      ===========


(a) Contractual balance represents the amount to be paid by the borrower if the loan were liquidated as of December 31, of each year, including principal plus interest earned to such date but not including any appreciation interest.
(b) During 1996, the Partnership amended and restated this loan. The new loan of $830,000 consisted of two components; $500,000 and $330,000 bore interest at 7% and 12% per annum, respectively, plus equity participation. In August 1998 the Partnership received approximately $3,790,000 in satisfaction of such participation interest.
(c)  This loan is accounted for under the investment method.
(d)  This loan is accounted for under the interest method.
(e) In December 1992, a Plan of Reorganization was confirmed and the Partnership received Equity Participation Certificates. In February 1997, the property was sold and the partnership received $1,224,861 for its share of the Equity Participation Certificates. During 1998, the Partnership recorded an additional $79,025 of recoveries of loan losses for amounts received in early 1999.

(f) This loan was restructured to reduce the indebtedness to $5,000,000 with interest accruing at 7% per annum and the maturity date was extended to February 2017.
(g)  This loan was repaid in January 1997.
(h) The property securing this loan was foreclosed upon by the senior lender in April 1997. The Partnership lost its entire investment in this loan.
(i) In November 1994, a Plan of Reorganization was confirmed which converted the Partnership's original investment into a non-interest bearing note for $550,000 and participating interest in the future sale of the property.
(j) During 1995, the Partnership conveyed its interest in this loan in exchange for a participation interest in the cash flow of the Senior Wrap Mortgage holder and in September 1997 the Partnership received $1,966,411 in satisfaction of such participation interest.

      A summary of mortgage activity is as follows:

                                               Investment        Interest
                                                 Method            Method           Total
                                            ------------      ------------      ------------
Balance, January 1, 1996 ..............     $  2,340,260      $  2,413,088      $  4,753,348

Additional funding ....................             --             330,000           330,000

Recovery of loan loss provision .......        1,963,522              --           1,963,522

Recovery of loan previously written off             --           1,224,861         1,224,861

Interest recognized ...................        3,673,614             8,175         3,681,789
                                            ------------      ------------      ------------

Balance, December 31, 1996 ............        7,977,396         3,976,124        11,953,520

Recovery of (provision for) loan loss .       (2,340,260)          604,155        (1,736,105)

Payments received on mortgage loans ...       (5,693,199)       (3,191,272)       (8,884,471)

Interest recognized ...................           56,063            75,408           131,471
                                            ------------      ------------      ------------

Balance, December 31, 1997 ............             --           1,464,415         1,464,415

Recovery of loan loss .................             --           1,129,857         1,129,857

Payments received on mortgage loans ...             --          (3,935,973)       (3,935,973)

Interest recognized ...................             --           1,341,701         1,341,701
                                            ------------      ------------      ------------
Balance, December 31, 1998 ............     $       --        $       --        $       --
                                            ============      ============      ============

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

      A summary of the Partnership's real estate is as follows:

                                                                   December 31,
                                                     -----------------------------------
                                                           1998                1997
                                                     ---------------    ----------------
              Land                                   $       444,700    $        444,700
              Buildings and improvements                   4,095,249           3,876,293
                                                           4,539,949           4,320,993
              Less: accumulated depreciation                (574,571)           (421,480)
                                                     ---------------    ----------------
                                                     $     3,965,378    $      3,899,513
                                                     ===============    ================

      The land, building and improvements are pledged to collateralize the mortgage loan payable (Note 6).

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


6      MORTGAGE LOAN PAYABLE

      In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note, secured by a first mortgage on the hotel property. Interest rates on the loan are adjustable every five years with a current interest rate of 8.5% effective through April 2002. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan presently requires monthly payments of interest and principal aggregating $33,701. Interest expense for the years ended December 31, 1998, 1997 and 1996 amounted to $293,870, $309,566 and
      $342,110, respectively. The loan is held by the Resolution Trust Company and the lender was permitted to accelerate the note as of April 1, 1997, and thereafter with six months notice. The Partnership has not received any notice of acceleration from the lender. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.


      Minimum principal payments on the mortgage loan payable during the next five years and thereafter, based upon the current interest rate, are as follows:

              Year ending December 31,
                  1999                                        $    91,300
                  2000                                             99,300
                  2001                                            108,100
                  2002                                            117,700
                  2003                                            128,069
                  Thereafter                                    2,866,486
                                                              -----------
                                                              $ 3,410,955
                                                              ===========

7      PARTNERS' EQUITY

      The General Partners hold a 5% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting did not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it did not reflect the General Partners' 5% equity interest in the Partnership. During 1997 the Partnership reallocated $4,124,051 (5% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made retroactively as of the inception of the Partnership. The reallocation had no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

      Only approximately 2.5% of the limited partners of the HEP Partnerships elected to "opt out" of the revised settlement. Despite this, following the submission of additional briefs, the Court entered an order on January 14, 1997 rejecting the revised settlement and concluding that there had not been an adequate showing that the settlement was fair and reasonable. Thereafter, the Plaintiffs filed a motion seeking to have the Court reconsider its order. However, the defendants withdrew the revised settlement and at a hearing on February 24, 1997, the Court denied the Plaintiffs' motion. Also at the February 24, 1997 hearing, the Court granted the request of one of the Plaintiffs' law firms to withdraw as class counsel.

      Thereafter, in June 1997, the Plaintiffs again amended their complaint ("Amended Complaint"). The Amended Complaint asserts substantially the same claims as the Consolidated Complaint, except that it no longer contains causes of action for fraud, except on behalf of the two original

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

8      COMMITMENTS AND CONTINGENCIES (continued)

      HEP Action (continued)

      plaintiffs, or for negligence. In February 1998, the Court certified three Plaintiff classes consisting of current unit holders in each of the three HEP Partnerships. On March 11, 1998, the Court stayed the action through June 30, 1998 to permit the parties to engage in renewed settlement discussions.

      In September 1998, the parties in the lawsuit entered into a Memorandum of Understanding with respect to a settlement of the lawsuit. The Memorandum of Understanding provided, among other things, for the preparation of definitive documentation in the form of a Stipulation of Settlement and related documents ("Stipulation"). The Stipulation was executed by the parties in December 1998, and submitted to the Court for preliminary approval early in January 1999. After hearing and receipt of a report from the Court's designated independent expert, the Court entered an order on February 1, 1999, wherein it gave its preliminary approval to the settlement and directed that notice of the proposed settlement be sent to the previously certified class. A hearing is scheduled for April 14, 1999. The settlement is subject to a number of conditions. There can be no assurance that such conditions will be fulfilled.

      The Administrative General Partner believes that each of the claims asserted in the Amended Complaint is meritless and intends to vigorously defend the HEP Action if the settlement is not finally approved and/or consummated. It is impossible at this time to predict what the defense of this lawsuit will cost the Administrative General Partner and whether such costs could adversely effect the Administrative General Partners' ability to perform its obligations to Registrant.

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

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

      A reconciliation of net income (loss) per financial statements to the tax basis of accounting is as follows:


                                                                 Year ended December 31,
                                                     ---------------------------------------------
                                                        1998              1997             1996
                                                     -----------     -------------     -----------
Net income (loss) per financial
     statements ................................     $ 2,514,019     $ (1,225,720)     $ 7,113,916

Interest income recognized for
      tax purposes in excess of
      (less than) financial statements .........         371,144          271,203         (749,971)

Fees to affiliates recognized
      for tax purposes (in excess of)
      less than financial statements ...........         (81,442)         141,213          256,094

Tax depreciation in excess of
      financial statement depreciation .........         (42,780)         (57,622)         (23,410)

Provision for (recovery of) loan losses
      for financial statement purposes in excess
      of amounts reported for tax purposes .....            --          1,736,105       (1,963,522)

Provision for uncollected accounts not
      recognized for tax purposes ..............          36,248             --               --
Tax (write-off) write-up of loans previously
      reserved for financial statements ........            --        (32,474,044)      (1,837,010)
                                                     -----------     ------------      -----------

Net income (loss) income per tax basis .........     $ 2,797,189     $(31,608,865)     $ 2,796,097
                                                     ===========     ===========       ===========

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


9 RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

      The differences between the Partnership's net assets per financial statements to the tax basis of accounting are as follows:

                                                                                  December 31,
                                                                       -----------------------------------
                                                                            1998                 1997
                                                                       ---------------    ----------------
         Net assets per financial statements                           $     3,790,506    $      8,276,487
         Interest income recognized for financial
              statement purposes less than (in excess)
              amounts recognized for tax purposes                              672,828            (749,147)
         Allowance for loan losses                                           5,000,000           6,050,832
         Syndication costs                                                   3,918,690           3,918,690

         Other asset - net                                                      36,248               -

         Due to affiliates                                                     315,865             397,307

         Cumulative tax depreciation in excess of
              financial statement depreciation                                (183,681)           (140,901)
                                                                       ---------------    ----------------
         Net assets per tax basis                                      $    13,550,456    $     17,753,268
                                                                       ===============    ================

                                      F-29

                                        RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                       Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1998



                                                                    COSTS CAPITALIZED                   GROSS AMOUNT AT
                                         INITIAL COST TO              SUBSEQUENT TO                         CLOSE OF
                                            PARTNERSHIP                 ACQUISITION                          PERIOD
                                     -------------------------    -------------------------   -------------------------------------
                        ENCUMB-                   BUILDING AND                     CARRYING               BUILDING AND
     DESCRIPTION        RANCES          LAND      IMPROVEMENTS    IMPROVEMENTS       COSTS       LAND     IMPROVEMENTS      TOTAL
     -----------        ------          ----      ------------    ------------       -----       ----     ------------      -----
 Comfort Inn
      Hotel
      Richmond, VA    $ 3,410,955    $ 444,700    $ 3,303,821       $ 791,428       $     -   $ 444,700    $ 4,095,249  $ 4,539,949
                      ===========    ==========   ===========       =========       =======   =========    ===========  ===========
                                                                                   LIFE ON WHICH
                                                                                  DEPRECIATION IN
                                                                                  LATEST STATEMENT
                                    ACCUMULATED       DATE OF          DATE       OF OPERATIONS IS
      DESCRIPTION                  DEPRECIATION    CONSTRUCTION      ACQUIRED          COMPUTED
      -----------                  ------------    ------------      --------          --------
Comfort Inn
     Hotel
     Richmond, VA                    $ 574,571          N/A           4/1/93         7 - 40 YEARS
                                     =========
                                                                                   Straight - line
                                                                                       method

                                                          Year ended December 31,
                                                   --------------------------------------
 (A) RECONCILIATION OF REAL ESTATE OWNED              1996         1997         1998
                                                   -----------  -----------   -----------
 Balance at beginning of year                       $ 3,976,352  $ 4,058,138   $ 4,320,993
 Additions during year
      Improvements                                       81,786      262,855       218,956
                                                    -----------  -----------   -----------

 Balance at end of year                             $ 4,058,138  $ 4,320,993   $ 4,539,949
                                                    ============ ============  ===========
                                                           Year ended December 31,
                                                  -------------------------------------
 (B) RECONCILIATION OF ACCUMULATED DEPRECIATION      1996         1997          1998
                                                  ---------     ---------     ---------
 Balance at beginning of year                      $ 238,536    $ 327,854     $ 421,480
 Additions during year
      Depreciation                                    89,318       93,626       153,091
                                                   ---------    ---------     ---------

 Balance at end of year                            $ 327,854    $ 421,480     $ 574,571
                                                   =========    ==========    =========


 Aggregate cost for federal income tax purposes is $4,539,949 at December 31, 1998.

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

As of March 1, 1999, the executive officers and directors of the Administrative, Investment and Associate General Partners were as follows:

         Name                Age       Position Held                              Has served as a
                                                                                  Director and/or
                                                                                   Officer since
-------------------------------------------------------------------------------------------------
W. Edward Scheetz             34       Director                                     November 1997
David Hamamoto                39       Director                                     November 1997
Dallas E. Lucas               36       Director                                     August 1998
David King                    36       Executive Vice President and Assistant       November 1997
                                       Treasurer, Director
Lawrence R. Schachter         42       Senior Vice President and Chief              January 1998
                                       Financial Officer
J. Peter Paganelli            40       Senior Vice President, Secretary and         March 1998
                                       Treasurer
Allan B. Rothschild           37       President and Director                       December 1997
Marc Gordon                   34       Vice President                               November 1997
Charles Humber                25       Vice President                               November 1997
Adam Anhang                   25       Vice President                               November 1997
Gregory Peck                  24       Assistant Secretary                          November 1997

------------

There are no family relationships between or among any of the directors and/or executive officers of the Administrative, Investment and Associate General Partner.

W. Edward Scheetz co-founded NorthStar Capital Partners LLC with David Hamamoto in July 1997, From 1993 through 1997, Mr. Scheetz was a partner at Apollo Real Estate Advisors L.P. From 1989 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures.

David Hamamoto co-founded NorthStar Capital Partners LLC with W. Edward Scheetz in July 1997. From 1988 to 1997, Mr Hamamoto was a partner and a co-head of the real estate principal investment area at Goldman, Sachs & Co.

Dallas E. Lucas joined Northstar Capital Partners LLC in August 1998. From 1994 until then he was the Chief Financial Officer of Crescent Real Estate Equities Company. Prior to that he was a financial consulting and audit manager in the real estate services group of Arthur Anderson LLP.

David King joined NorthStar Capital Partners LLC in November 1997. From 1990 to 1997, Mr. King was associated with Olympia & York Companies (USA) where he held the position of Senior Vice President of Finance. Prior to that Mr. King was employed with Bankers Trust in its real estate finance group.

Lawrence R. Schachter joined NorthStar Presidio in January 1998 From 1996 to 1998, Mr. Schachter was Controller at CB Commercial/Hampshire LLC. From 1995 to 1996, Mr. Schachter was Controller at Goodrich Associates. From 1992 to 1995, Mr. Schachter was Controller at Greenthal/Harlan Realty Services Co.

J. Peter Paganelli joined NorthStar Presido in March 1998. From 1997 to 1998, Mr. Paganelli was Director of Asset Management at Argent Ventures LLC, a private real estate company. From 1994 to 1997, Mr. Paganelli was a Vice President at Starwood Capital Group, LLC in its Asset Management Group. From 1986 to 1994, Mr. Paganelli was an Associate Director at Cushman & Wakefield, Inc. in its Financial Services and Asset Services Groups.

Allan B. Rothschild joined NorthStar Presidio in December 1997.From 1995 to 1997, Mr. Rothschild was Senior Vice President and General Counsel of Newkirk Limited Partnership. From 1987 to 1995, Mr. Rothschild was associated with the law firm of Proskauer, Rose LLP in its real estate group.

Marc Gordon joined NorthStar Capital Partners LLC in October 1997 From 1993 to 1997, Mr. Gordon was Vice President in the real estate investment banking group at Merrill Lynch. Prior to that, Mr. Gordon was associated with the law firm of Irell & Manella in its real estate and banking group.

Charles Humber joined NorthStar Capital Partners LLC in September 1997. From 1996 to 1997, Mr Humber was employed with Merrill Lynch in its real estate investment banking group. Prior to that, Mr. Humber was a student at Brown University.

Adam Anhang joined NorthStar Capital Partners LLC in August 1997. From 1996 to 1997, Mr. Anhang was employed by The Athena Group as part of its Russia and former Soviet Union development team. Prior to that, Mr. Anhang was a student at the Wharton School of the University of Pennsylvania.

Gregory Peck joined NorthStar Capital Partners LLC in July 1997. From 1996 to 1997, Mr. Peck was employed by Morgan Stanley as part of Morgan Stanley Realty Real Estate Funds (MSREF) and Morgan Stanley's Real Estate Investment Banking Group. From 1994 to 1996, Mr. Peck worked for Lazard Freres & Co. LLC in the Real Estate Investment Banking Group.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 1, 1999, no person owned of record or was known by Registrant to own beneficially more than 5% of the Units of Registrant.

As of March 1, 1999, neither the General Partners nor their officers and directors was known by Registrant to be beneficially own Units or shares of Presidio, the parent of the General Partners.

To the knowledge of the Registrant, the following sets forth certain information regarding ownership of the Class A shares of Presidio as of March 11, 1998 (except as otherwise noted) by: (i) each person or entity who owns of record or beneficially five percent or more of the Class A shares, (ii) each director and executive officer of Presidio, and (iii) all directors and executive officers of Presidio as a group. To the knowledge of Presidio, each of such shareholders has sole voting and investment power as to the shares shown unless otherwise noted.

All outstanding shares of Presidio are owned by Presidio Capital Investment Company, LLC ("PCIC"), a Delaware limited liability company. The interests in PCIC (and beneficial ownership in Presidio) are held as follows:

                                                  Percentage Ownership in PCIC
                                                    and Percentage Beneficial
                                                            Ownership
    Name of Beneficial Owner                               in Presidio
    ------------------------                               -----------
    Five Percent Holders:
    NorthStar Presidio Capital Holding Corp.(1)               71.93%
    AG Presidio Investors, LLC (2)                            14.12%
    DK Presidio Investors, LLC (3)                             8.45%
    Stonehill Partners, L.P. (4)                               5.50%

    The holdings of the directors and executive officers of Presidio are as follows:

    Directors and Officers:
    -----------------------
    Adam Anhang (5)                                                      0%
    Marc Gordon (5)                                                      0%
    David Hamamoto (5)                                               71.93%
    Charles Humber (5)                                                   0%
    David King (5)                                                       0%
    Gregory Peck (5)                                                     0%
    Dallas Lucas (5)                                                     0%
    Allan Rothschild (5)                                                 0%
    J. Peter Paganelli(5)                                                0%
    Lawrence Schachter (5)                                               0%
    W. Edward Scheetz (5)                                            71.93%

    Directors and Officers as a group:                               71.93%
    ----------------------------------

(1) NorthStar Presidio Capital Holding Corp. ("NS Presidio") is a Delaware corporation whose address is c/o NorthStar Capital Investment Corp., 527 Madison Avenue, 16th Floor, New York, New York 10022. NS Presidio has three shareholders: (i) NorthStar Partnership, L.P., a Delaware limited partnership whose address is c/o NorthStar Capital Investment Corp., 527 Madison Avenue, 16th Floor, New York, New York 10022, holds 99% of the common stock (non-voting); (ii) David T. Hamamoto holds 0.5% of the common stock (voting); and (iii) W. Edward Scheetz holds 0.5% of the common stock (voting).

(2) Each of Angelo, Gordon & Co., L.P., as sole manager of AG Presidio Investors, LLC and John M. Angelo and Michael L. Gordon, as general partners of the general partner of Angelo, Gordon & Co., L.P., may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by AG Presidio Investors, LLC. Each of John M. Angelo and Michael L. Gordon disclaims such beneficial ownership. The business address for such persons is c/o Angelo, Gordon & Co., L.P., 245 Park Avenue, 26th Floor, New York, New York 10167.

(3) M.H. Davidson & Company, as sole manager of DK Presidio Investors, LLC, may be deemed to beneficially own for purposes of Rule 13d-3 of the Exchange Act the securities beneficially owned by DK Presidio Investors, LLC. The business address for such persons is c/o M.H. Davidson & Company, 885 Third Avenue, New York, New York 10022.

(4)      Includes  shares  of PCIC  beneficially  owned  by  Stonehill  Offshore
         Partners Limited and Stonehill Institutional Partners, L.P. John A. Motulsky is a managing general partner of Stonehill Partners, L.P., a managing member of the investment advisor to Stonehill Offshore Partners Limited and a general partner of Stonehill Institutional Partners L.P. John A. Motulsky disclaims beneficial ownership of the shares held by these entities. The business address for such persons is c/o Stonehill Investment Corporation, 110 East 59th Street, New York, New York 10022.

(5) The business address for such person is 527 Madison Avenue, 16th Floor, New York, New York 10022.

Item 13.          Certain Relationships and Related Transactions

The General Partners have, during Registrant's year ended December 31, 1998, earned or received compensation or payments for services from or with respect to Registrant as follows:

Name of Recipient                              Capacity in Which Served                     Compensation
-----------------                              ------------------------                     ------------
Resources Capital Corp.                        Servicing of Mortgage Loans                  $ 33,943 (1)
Resources Capital Corp.                        Management of Registrants' Assets            $ 75,334 (2)
Resources Capital Corp.                        General Partner                              $120,673 (3)
RAM Funding, Inc.                              General Partner                              $  2,514 (3)
Presidio AGP Corp.                             General Partner                              $  2,514 (3)

-------------

(1) This amount represents fees (and interest) earned during 1998 by the Administrative General Partner for servicing Mortgage Loans, which fees equal 1/4 of 1% of the outstanding principal amount of the Mortgage Loans.

(2) This amount represents fees (and interest) earned during 1998 by the Administrative General Partner for managing the affairs of Registrant, which fees equal 1/4 of 1% of the Net Asset Value per annum of Registrant (as defined in Registrant's Partnership Agreement).

(3) The General Partners, pursuant to the Partnership Agreement, are entitled to receive 5% of Registrant's income, loss, capital and distributions (4.8% to the Administrative General Partner, .1% to the Investment General Partner and .1% to the Associate General Partner) including, without limitation, Registrant's cash flow from operations and disposition proceeds. During 1998 Registrant made a distribution of $336,000, $7,000 and $7,000 to the Administrative General Partner, Investment General Partner and Associate General Partner, respectively. In addition, for the year ended December 31, 1998, the General Partners were allocated taxable income of $139,859, representing $134,265 to the Administrative General Partner, $2,797 to the Investment General Partner and $2,797 to the Associate General Partner.

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

           (XX) Amended and Restated Note between Big Valley Associates and Registrant dated November 21, 1996.

           (YY) Amended and Restated Note between West Palm Associates Limited Partnership and Registrant dated February 19, 1997.

(b)    Reports on Form 8-K

         Registrant filed the following reports on Form 8-K during the last quarter of the fiscal year:

         None.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 1999.


RESOURCES ACCRUED MORTGAGE
INVESTORS L.P. - SERIES 86


By:      RESOURCES CAPITAL CORP.
         Administrative General Partner
                                                                      Date

By:      /s/ Allan B. Rothschild                                March 29, 1999
         ------------------------
         Allan B. Rothschild
         President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in their capacities (with respect to The Administrative and Investment General Partners) and on the dates indicated.

        Signature                       Title                        Date
        ---------                       -----                        ----
/s/ Dallas Lucas            Director                             March 29, 1999
-----------------
Dallas Lucas


/s/ Lawrence R. Schachter   Senior Vice President,               March 29, 1999
-------------------------   (Principal Financial Officer
Lawrence R. Schachter       and Principal Accounting Officer)


/s/ Allan B. Rothschild     Director and President               March 29, 1999
------------------------
Allan B. Rothschild


/s/ David King              Director, Executive Vice             March 29, 1999
---------------             President and Assistant Treasurer
David King


                                  EXHIBIT INDEX


                                                                          Page
Exhibit                                                                   Number
-------                                                                   ------

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


                  * Filed herewith