Form 10-Q
period 1999-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 1999-05-17
CIK 779231

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

                         Commission file number 0-15724
                                                -------


              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      13-3294835
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

             411 West Putnam Avenue, Suite 270, Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7444
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X                                      No
                --------                                    --------

-------------------------------------------------------------------------------

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                                      INDEX

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS

        BALANCE SHEETS - March 31, 1999 and December 31, 1998 .............    1


        STATEMENTS OF INCOME - For the three months ended March 31, 1999
              and 1998 ....................................................    2


        STATEMENT OF PARTNERS' EQUITY - For the three months ended
              March 31, 1999 ..............................................    3


        STATEMENTS OF CASH FLOWS - For the three months ended
              March 31, 1999 and 1998 .....................................    4

        NOTES TO FINANCIAL STATEMENTS ..................................... 5-11

   ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS .........................12-13

PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS..............................................   14

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..............................   14

SIGNATURES.................................................................   15

 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS


                                                      March 31,     December 31,
                                                        1999           1998
                                                    -----------    -------------

 ASSETS

      Investments in mortgage loans, net            $         -    $         -
      Cash and cash equivalents                       4,761,480      4,639,050
      Real estate - net                               4,046,865      3,965,378
      Other assets - net                                124,865        181,702
                                                    -----------    -----------

                                                    $ 8,933,210    $ 8,786,130
                                                    ===========    ===========


 LIABILITIES AND PARTNERS' EQUITY

 Liabilities

      Mortgage loan payable                         $ 3,388,701    $ 3,410,955
      Due to affiliates                               1,357,500      1,352,500
      Accounts payable and accrued expenses             312,951        232,169
                                                    -----------    -----------

             Total liabilities                        5,059,152      4,995,624
                                                    -----------    -----------

 Commitments and contingencies
 Partners' equity

      Limited partners' equity (330,004 units
         issued and outstanding)                      3,680,405      3,601,031
      General partners' equity                          193,653        189,475
                                                    -----------    -----------

             Total partners' equity                   3,874,058      3,790,506
                                                    -----------    -----------

                                                    $ 8,933,210    $ 8,786,130
                                                    ===========    ===========


 See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                              STATEMENTS OF INCOME

                                                    For the three months ended
                                                             March 31,
                                                    --------------------------
                                                       1999          1998
                                                    ---------     ---------
 Revenues
    Operating income - real estate                  $ 321,417     $ 336,341
    Other income                                      106,760        11,460
    Short-term investment interest                     49,410       107,216
    Mortgage loans interest income                         -         20,170
                                                    ---------     ---------

                                                      477,587       475,187
                                                    ---------     ---------

 Costs and expenses
    Operating expenses - real estate                  240,524       210,302
    Mortgage loan interest expense                     72,326        74,113
    General and administrative expenses                43,291        59,636
    Depreciation expense                               37,894        24,228
    Asset management fees                                   -        37,202
    Mortgage servicing fees                                 -        16,219
                                                    ---------     ---------

                                                      394,035       421,700
                                                    ---------     ---------

 Net income                                         $  83,552     $  53,487
                                                    ---------     ---------

 Net income attributable to
    Limited partners                                $  79,374     $  50,813
    General partners                                    4,178         2,674
                                                    ---------     ---------
                                                    $  83,552     $  53,487
                                                    =========     =========
 Net income per unit of limited
    partnership interest (330,004
    units outstanding)                              $     .24     $     .15
                                                    =========     =========


See notes to financial statements.                                             2

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          STATEMENT OF PARTNERS' EQUITY



                                                General           Limited           Total
                                               Partners'         Partners'        Partners'
                                                Equity            Equity           Equity
                                              ----------       -----------       -----------
 Balance, January 1, 1999                     $  189,475       $ 3,601,031       $ 3,790,506

 Net income - for the three months ended
      March 31, 1999                               4,178            79,374           83,552
                                              ----------       -----------       -----------

 Balance, March 31, 1999                      $  193,653       $ 3,680,405      $ 3,874,058
                                              ==========       ===========       ===========



See notes to financial statements.                                             3

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS


                                                               For the three months ended
                                                                       March 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
 INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS

 Cash flows from operating activities
      Net income                                               $    83,552     $    53,487
      Adjustments to reconcile net income to net cash
         provided by operating activities
             Mortgage loan interest accrued                              -         (20,170)
             Depreciation                                           37,894          24,228
             Deferred asset management and mortgage
                servicing fees, net of payments                          -          53,421
      Changes in assets and liabilities
         Other assets                                               56,837          (6,121)
         Accounts payable and accrued expenses                      80,782         115,529
         Due to affiliates                                           5,000              -
                                                               -----------     -----------

                Net cash provided by operating activities          264,065         220,374
                                                               -----------     -----------

 Cash flows from investing activities
      Principal payments on mortgage loan payable                  (22,254)        (20,476)
      Additions to real estate                                    (119,381)        (23,170)
                                                               -----------     -----------

                Net cash used in investing activities             (141,635)        (43,646)
                                                               -----------     -----------

 Net increase in cash and cash equivalents                         122,430         176,728

 Cash and cash equivalents, beginning of period                  4,639,050       8,273,293
                                                               -----------     -----------

 Cash and cash equivalents, end of period                      $ 4,761,480     $ 8,450,021
                                                               ===========     ===========

 Supplemental disclosure of cash flow information
      Interest paid                                            $    72,326     $    74,113
                                                               ===========     ===========


See notes to financial statements.                                             4

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         NOTES TO FINANCIAL STATEMENTS



1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors, L.P. - Series 86 (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

         Allowance for loan losses

         An allowance for loan losses is established based upon a periodic review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of March 31, 1999. The allowance is inherently subjective and based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide additional losses in subsequent years and such provisions could be material.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         NOTES TO FINANCIAL STATEMENTS



2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Depreciation

         Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to range from 7 to 40 years. The original cost of the property which was acquired through foreclosure, represented the carrying value of the first mortgage loan at the time of the foreclosure. Repairs and maintenance are charged to operations as incurred.

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

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The Investment General Partner of the Partnership, RAM Funding, Inc., the Administrative General Partner, Resources Capital Corp. and the Associate General Partner, Presidio AGP Corp., are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may in the future, be in direct competition with the Partnership.

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

         Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the three month periods ended March 31, 1999 and, 1998, reimbursable expenses due to NorthStar Presidio from the Partnership amounted to $5,000 and $1,128 respectively.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         NOTES TO FINANCIAL STATEMENTS


3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
         (continued)

         The Administrative General Partner is entitled to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Limited Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $37,202, including accrued interest of $36,287 for the three months ended March 31, 1998. No asset management fee was earned for the three months ended March 31, 1999.

         The Administrative General Partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $16,219, including accrued interest of $9,950 for the three months ended March 31, 1998. No mortgage servicing fee was earned for the three months ended March 31, 1999.

         Amounts due to affiliates for asset management fees consist of the following:


                                                     March 31,    December 31,
                                                      1999            1998
                                                      ----            ----

              Asset management fee
                 (principally deferred interest)   $ 1,352,500   $ 1,352,500
                                                   ===========   ===========

         There are no amounts outstanding for mortgage servicing fees.

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the Administrative General Partner, .1% to the Investment General Partner, and .1% to the Associate General Partner. For the three months ended March 31, 1999 and 1998 the Administrative General Partner, Investment General Partner and Associate General Partner were allocated net income of $4,250, $89 and $89 and $2,568, $53 and $53, respectively.

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

         In February 1997, a Plan of Reorganization was filed which called for a restructuring of the Partnership's mortgage, and in September 1997, the restructuring agreement was executed. The Partnership has reduced its indebtedness to $5,000,000, with interest accruing at 7% per annum and extended the maturity date to February 2017. The Partnership is also entitled to a participation interest in the event of a sale of the property. The Partnership has fully reserved for this investment and is unable to determine at the present time whether any amounts will be received upon the ultimate sale or disposition of the property.

         Berkeley Western loan

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

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         NOTES TO FINANCIAL STATEMENTS


4     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

      Information with respect to the Partnership's investments in mortgage loans is as follows:



                                                                        Date          Mortgage                   Mortgage
                           Interest Compound     Loan     Maturity  Prepayment is      Amount      Purchased    Placement
       Description          Rate    Period      Date       Date     Permissable       Advanced     Interest       Fee
       ------------         -----  --------     -----      -----    -------------     ---------    ---------      ----
 Residential
 West Palm (b) (a)         13.46%   Monthly   16-Jun-88  1-Jul-2000  1-Jul-97      $  9,200,000     $ -        $  539,589
      Los Angeles, CA

 Office Buildings
 Berkeley Western (c)      14.50%    Annual   20-Dec-85                               2,250,000       94,079      137,483
                                                                                   ------------     --------   ----------
      Berkely, CA
                                                                                   $ 11,450,000     $ 94,079   $  677,072
                                                                                   ============     ========   ==========


                                                                                                                 Contractual
                         Interest recognized                                               Carrying value          Balance (a)
                        ----------------------                                         -------------------   -----------------------
                        March 31,    1998 and              Write-offs, net   Payments  March 31,  December   March 31,  December 31,
       Description        1999        Prior     Reserves    of recoveries    Received    1999     31, 1998     1999         1998
       ------------       -----       ------    ---------   -------------    --------    ----     --------       ----       ----
 Residential
 West Palm (b) (a)       $ -      $ 2,494,763  $(5,000,000)  $ (4,739,589)     $ -       $ -       $ -     $ 5,813,558   $ 5,714,917
      Los Angeles, CA

 Office Buildings
 Berkeley Western (c)      -                -            -     (2,481,562)      -         -         -               -             -
                         ----     -----------  -----------   -------------     ----      ----      ----    -----------   -----------
      Berkely, CA
                         $ -      $ 2,494,763 $ (5,000,000)  $ (7,221,151)     $ -       $ -       $ -     $ 5,813,558   $ 5,714,917
                         ====     =========== =============  =============     ====      ====      ====    ===========   ===========



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

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES
         (continued)

         A summary of mortgage activity is as follows:


                                                 Three months ended                         Year ended
                                                   March 31, 1999                        December 31, 1998
                                       -----------------------------------     --------------------------------------
                                       Investment     Interest                 Investment    Interest
                                         Method        Method        Total       Method       Method        Total
                                         ------        ------        -----       ------       ------        -----

         Opening balance                $   -        $   -        $   -         $  -         $1,464,415  $ 1,464,415
         Recovery of loan losses            -            -            -            -          1,129,857    1,129,857
         Interest recognized                -            -            -            -          1,341,701    1,341,701
         Payments received on               -            -            -            -            -              -
           Mortgage loan                    -            -            -            -         (3,935,973)  (3,935,973)
                                        ----------   ----------   ----------    ---------    ----------  -----------
         Ending balance                 $   -        $   -        $   -         $  -         $  -        $     -
                                        ----------   ----------   ----------    ---------    ----------  -----------
                                        ----------   ----------   ----------    ---------    ----------  -----------


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

         A summary of the Partnership's real estate is as follows:


                                                            March 31,          December 31,
                                                              1999                 1998
                                                              ----                 ----
              Land                                      $     444,700        $      444,700
              Building and improvements                     4,214,630             4,095,249
                                                        -------------        --------------
                                                            4,659,330             4,539,949
              Less: accumulated depreciation                 (612,465)             (574,571)
                                                        -------------        --------------
                                                        $   4,046,865        $    3,965,378
                                                        -------------        --------------


         The land, building and improvements are pledged to collateralize the mortgage loan payable.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

6         MORTGAGE LOAN PAYABLE

         In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note secured by a first mortgage on the hotel property. The mortgage note has a current balance of $3,388,701 at March 31, 1999. Interest rates on the loan are adjustable every five years, with a current interest rate of 8.5%, through April 2002. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan presently requires monthly payments of interest and principal aggregating $31,526. Interest expense for the three months ended March 31, 1999 and 1998 amounted to $72,326 and $74,113, respectively. The loan is held by the Resolution Trust Company and the lender was permitted to accelerate the note as of April 1, 1997, and thereafter with six months notice. The Partnership has not received any notice of an acceleration from the lender. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

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

         The Partnership originally invested its net proceeds in sixteen Mortgage Loans, which aggregated $70,332,103. As of March 31, 1999, the Partnership's investments consists of two mortgage loans outstanding and a hotel which it acquired through foreclosure. Because the Partnership's loans are zero-coupon loans, the Partnership receives no guaranteed cash flow from such investments.

         In August 1998, the property underlying the Big Valley loan was sold. The partnership received approximately $3,790,000 of which $1,437,000 was applied towards principal, $1,051,000 towards recovery of loan losses and the balance of $1,302,000 towards interest.

         The Partnership uses working capital reserves provided from any undistributed cash from temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of March 31, 1999 the Partnership's working capital reserves equaled approximately $2,500,000. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses with respect to its hotel property, in taking legal action or lending additional funds to protect its interest in its remaining mortgage loans on properties which are currently experiencing difficulties or to pay fees. The Partnership's cash flow from the operations of its hotel property is anticipated to be sufficient to meet such property's capital expenditures in the near term.

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

         Results of operations

         Net income increased for the three month period ended March 31, 1999 compared with the same period in the prior year. The increase is primarily due to the increase in other income and a reduction in costs and expenses.

         Revenues increased for the three month period ended March 31, 1999 compared with the corresponding period in the prior year. The increase is primarily due to a increase in other income offset by a decrease in short-term investment interest. Other income increased due to an increase in transfer fee income. Operating income decreased due to a decrease in occupancy at the Richmond Comfort Inn. Short-term investment interest decreased as a result of lower balances available for investment on which interest is earned.

         Costs and expenses decreased for the three month period ended March 31, 1999 compared to the same period in the prior year. The decrease was primarily due to no asset management and mortgage servicing fees being incurred as a result of the disposition of mortgage loans offset by higher depreciation expense on the hotel property and an increase in costs of operating the hotel property.

         Inflation

         Inflation has not had a material impact on the Partnership's recent operations or financial position and is not expected to have a material impact in the future.

         Year 2000 compliance

         The Year 2000 compliance issue concerns the inability of computerized information systems and equipment to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. This could result in a system failure or miscalculations causing disruptions of operations. The Partnership and NorthStar Presidio recognize the importance of ensuring that its business operations are not disrupted as a result of Year 2000 related computer system and software issues.

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


                                    RESOURCES ACCRUED MORTGAGE
                                    INVESTORS, L.P. - SERIES 86

                                    By: Resources Capital Corp.
                                        Administrative General Partner

                                    By: /s/ Allan B. Rothschild
                                        -----------------------
                                        Allan B. Rothschild
                                        President
                                        (Duly Authorized Officer)

                                    By: /s/ Lawrence R. Schachter
                                        ---------------------------
                                        Lawrence R. Schachter
                                        Senior Vice President and
                                        Chief Financial Officer
Date: May 13, 1999
                                                                    15