Form 10-Q
period 1999-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 1999-08-16
CIK 779231

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

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

                            Yes   X       No
                                -----        -----
================================================================================

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          FORM 10-Q - JUNE 30, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

           BALANCE SHEETS - June 30, 1999 and December 31, 1998 ..........................................       1

           STATEMENTS OF INCOME - For the three months ended June 30, 1999
                 and 1998 and for the six months ended June 30, 1999 and 1998.............................       2

           STATEMENT OF PARTNERS' EQUITY - For the six months ended
                 June 30, 1999 ...........................................................................       3

           STATEMENTS OF CASH FLOWS - For the six months ended
                 June 30, 1999 and 1998 ..................................................................       4

           NOTES TO FINANCIAL STATEMENTS .................................................................    5-11

      ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS .....................................................   12-13

PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS..........................................................................      14

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..........................................................      14

SIGNATURES       .........................................................................................      15

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                     June 30,       December 31,
                                                       1999             1998
                                                   -----------      ------------
 ASSETS

      Real estate - net                            $ 4,052,633      $ 3,965,378
      Cash and cash equivalents                      3,772,118        4,639,050
      Other assets - net                               106,780          181,702
      Investments in mortgage loans, net                     -                -
                                                   -----------      -----------

                                                   $ 7,931,531      $ 8,786,130
                                                   ===========      ===========


 LIABILITIES AND PARTNERS' EQUITY

 Liabilities
      Mortgage loan payable                        $ 3,366,024      $ 3,410,955
      Due to affiliates                                460,892        1,352,500
      Accounts payable and accrued expenses            191,588          232,169
                                                   -----------      -----------

             Total liabilities                       4,018,504        4,995,624
                                                   -----------      -----------

 Commitments and contingencies

 Partners' equity
      Limited partners' equity (330,004 units
          issued and outstanding)                    3,717,426        3,601,031
      General partners' equity                         195,601          189,475
                                                   -----------      -----------

             Total partners' equity                  3,913,027        3,790,506
                                                   -----------      -----------

                                                   $ 7,931,531      $ 8,786,130
                                                   ===========      ===========

See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF OPERATIONS

                                                     For the three months ended        For the six months ended
                                                              June 30,                          June 30,
                                                     --------------------------       ---------------------------
                                                        1999             1998           1999               1998
                                                     ---------        ---------       ----------        ---------
 Revenues
      Operating income - real estate                 $ 445,968        $ 385,426      $   767,385        $ 721,767
      Other income                                      33,495            5,560          140,255           17,020
      Short-term investment interest                    44,532          109,216           93,942          216,432
      Mortgage loans interest income                         -           19,120                -           39,290
                                                     ---------        ---------      -----------        ---------
                                                       523,995          519,322        1,001,582          994,509
                                                     ---------        ---------      -----------        ---------

 Costs and expenses
      Operating expenses - real estate                 322,515          259,691          563,039          469,993
      Mortgage loan interest expense                    71,850           73,765          144,176          147,878
      General and administrative                        53,564           45,559           96,855          105,195
      Depreciation expense                              37,097           24,432           74,991           48,660
      Asset management fees                                  -           38,132                -           75,334
      Mortgage servicing fees                                -           16,624                -           32,843
                                                     ---------        ---------      -----------        ---------
                                                       485,026          458,203          879,061          879,903
                                                     ---------        ---------      -----------        ---------

 Net income                                          $  38,969        $  61,119      $   122,521        $ 114,606
                                                     =========        =========      ===========        =========

 Net income attributable to
      Limited partners                               $  37,021        $  58,063      $   116,395        $ 108,876
      General partners                                   1,948            3,056            6,126            5,730
                                                     ---------        ---------      -----------        ---------
                                                     $  38,969        $  61,119      $   122,521        $ 114,606
                                                     =========        =========      ===========        =========

 Net income per unit of  limited
      partnership interest (330,004
      units outstanding)                             $     .11        $     .18      $       .35        $     .33
                                                     =========        =========      ===========        =========

See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          STATEMENT OF PARTNERS' EQUITY

                                              General          Limited            Total
                                             Partners'        Partners'         Partners'
                                              Equity           Equity            Equity
                                             ---------        ---------         ---------
 Balance, January 1, 1999                    $ 189,475       $ 3,601,031       $ 3,790,506

 Net income - for the six months ended
      June 30, 1999                              6,126           116,395           122,521
                                             ---------       -----------       -----------

 Balance, June 30, 1999                      $ 195,601       $ 3,717,426       $ 3,913,027
                                             =========       ===========       ===========

See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                                                            For the six months ended
                                                                                    June 30,
                                                                          -----------------------------
                                                                              1999              1998
                                                                          -----------       -----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities
     Net income                                                           $   122,521       $   114,606
     Adjustments to reconcile net income to net cash (used in)
         provided by operating activities
            Mortgage loan interest accrued                                          -            27,064
            Depreciation                                                       74,991            48,660
            Deferred asset management and mortgage
                servicing fees, net of payments                              (891,608)          108,177
     Changes in assets and liabilities
         Other assets                                                          74,922             3,833
         Accounts payable and accrued expenses                                (40,581)           65,721
                                                                          -----------       -----------

                Net cash (used in) provided by operating activities          (659,755)          368,061
                                                                          -----------       -----------

Cash flows from investing activities
     Principal payments on mortgage loan payable                              (44,931)          (41,310)
     Additions to real estate                                                (162,246)         (102,071)
                                                                          -----------       -----------

                Net cash used in investing activities                        (207,177)         (143,381)
                                                                          -----------       -----------

Net (decrease) increase in cash and cash equivalents                         (866,932)          224,680

Cash and cash equivalents, beginning of period                              4,639,050         8,273,293
                                                                          -----------       -----------

Cash and cash equivalents, end of period                                  $ 3,772,118       $ 8,497,973
                                                                          ===========       ===========


Supplemental disclosure of cash flow information
     Interest paid                                                        $   144,176       $   147,878
                                                                          ===========       ===========


See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors, L.P. - Series 86 (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

         When used in this quarterly report on Form 10-Q, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this quarterly report on Form 10-Q pursuant to the "safe harbor" provision on the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "management's discussion and analysis of financial condition and results of operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


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

         Allowance for loan losses

         An allowance for loan losses is established based upon a periodic review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated fair value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of fair value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses (continued)

         June 30, 1999. The Partnership may provide additional losses in subsequent years and such provisions could be material.

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

         Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the six months ended June 30, 1999 and 1998, reimbursable expenses due to NorthStar Presidio from the Partnership amounted to $6,209 and $3,000, respectively.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         The Administrative General Partner is entitled to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Limited Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $75,334, including accrued interest of $73,504 for the six months ended June 30, 1998. No asset management fee was earned for the six months ended June 30, 1999. In May 1999, the Administrative General Partner was paid $891,608 representing interest on the deferred asset management fee.

         The Administrative General Partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee was deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $32,843, including accrued interest of $10,536 for the six months ended June 30, 1998. No mortgage servicing fee was earned for the six months ended June 30, 1999.

         Amounts due to affiliates for asset management fees consist of the following:

                                                      June 30,      December 31,
                                                        1999           1998
                                                     -----------    ------------
              Asset management fee
                (principally deferred interest)      $   460,892     $ 1,352,500
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

         Berkeley Western loan

         The entire carrying value of this loan of $2,481,562 had been written off during 1990. In September 1993, the first mortgage holder consented to the restructuring of the first mortgage loan in the amount of $10 million, the approximate value of the property. In conjunction with the restructuring, the Partnership received a non-interest bearing note in the amount of $550,000 which replaced the original loan of $2,250,000 made by the Partnership to Berkeley Western Associates. Additionally, the Partnership would be entitled to participate in certian economic benefits (net sale proceeds, refinancing proceeds and distributable cash flow) upon the repayment of the restructured note to the first mortgage holder.

         The property underlying the Berkeley Western loan is currently under a contract for sale with an unaffiliated third party. This contract of sale is subject to various conditions, and accordingly, there can be no assurance that such sale will be consummated.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         A summary of mortgage activity is as follows:


                                        Six months ended                            Year ended
                                          June 30, 1999                          December 31, 1998
                              -----------------------------------    ---------------------------------------
                             Investment     Interest                 Investment     Interest
                               Method        Method       Total       Method         Method        Total
                             ----------    ---------    ---------    ----------    -----------   -----------
Opening balance              $       -      $      -    $       -     $      -     $ 1,464,415   $ 1,464,415
Recovery of loan losses              -             -            -            -       1,129,857     1,129,857
Interest recognized                  -             -            -            -       1,341,701     1,341,701
Payments received on
  Mortgage loan                      -             -            -            -      (3,935,973)   (3,935,973)
                             ---------      --------    ---------     --------     -----------   -----------
Ending balance               $       -      $      -    $       -     $      -     $         -   $         -
                             =========      ========    =========     ========     ===========   ===========

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4 INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

  Information with respect to the Partnership's investments in mortgage loans is as follows:

                                                                             Date         Mortgage                 Mortgage
                         Interest   Compound      Loan      Maturity    Prepayment is      Amount      Purchased   Placement
Description                Rate      Period       Date        Date       Permissable      Advanced      Interest      Fee
----------------------   --------   --------   ---------   ----------   -------------   ------------   ---------   ---------
Residential
  West Palm (b) (a)       13.46%    Monthly    16-Jun-88   1-Jul-2000     1-Jul-97      $  9,200,000   $      -    $ 539,589
       Los Angeles, CA

Office Buildings
  Berkeley Western (c)    14.50%    Annual     20-Dec-85                                   2,250,000     94,079      137,483
                                                                                        ------------   --------    ---------
        Berkely, CA
                                                                                        $ 11,450,000   $ 94,079    $ 677,072
                                                                                        ============   ========    =========


                          Interest recognized                                                    Carrying value
                         ----------------------                                               ----------------------
                         June 30,     1998 and                     Write-offs,      Payments  June 30,  December 31,
Description                1999        Prior        Reserves     net of recoveries  Received    1999       1998
----------------------   --------   -----------   ------------   -----------------  --------  --------  -----------
Residential
  West Palm (b) (a)      $      -   $ 2,494,763   $ (5,000,000)     $ (4,739,589)   $      -  $      -    $      -
       Los Angeles, CA

Office Buildings
  Berkeley Western (c)          -             -              -        (2,481,562)          -         -           -
                         --------   -----------   ------------      --------------  --------  --------    --------
        Berkely, CA
                         $      -   $ 2,494,763   $ (5,000,000)     $ (7,221,151)   $      -  $      -    $      -
                         ========   ===========   ============      ============    ========  ========    ========

                                  Contractual
                                  Balance (a)
                         ---------------------------
                           June 30,     December 31,
Description                  1999           1998
----------------------   -----------    ------------
Residential
  West Palm (b) (a)      $ 5,915,017    $ 5,714,917
       Los Angeles, CA

Office Buildings
  Berkeley Western (c)             -              -
                         -----------    -----------
        Berkely, CA
                         $ 5,915,017    $ 5,714,917
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

         A summary of the Partnership's real estate is as follows:

                                                     June 30,      December 31,
                                                       1999           1998
                                                   -----------     ------------
              Land                                 $   444,700     $   444,700
              Building and improvements              4,257,495       4,095,249
                                                   -----------     -----------
                                                     4,702,195       4,539,949
              Less: accumulated depreciation          (649,562)       (574,571)
                                                   -----------     -----------

                                                   $ 4,052,633     $ 3,965,378
                                                   ===========     ===========

         The land, building and improvements are pledged to collateralize the mortgage loan payable.

6        MORTGAGE LOAN PAYABLE

         In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note secured by a first mortgage on the hotel property. The mortgage note has a current balance of $3,366,024 at June 30, 1999. Interest rates on the loan are adjustable every five years, with a current interest rate of 8.5%, through April 2002. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan presently requires monthly payments of interest and principal aggregating $31,526. Interest expense for the six months ended June 30, 1999 and 1998 amounted to $144,176 and $147,878, respectively. The loan is currently held by GMAC Commercial Mortgage and the lender was permitted to accelerate the note as of April 1, 1997, and thereafter with six months notice. The Partnership has not received any notice of an acceleration from the lender. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

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

         The Partnership originally invested its net proceeds in sixteen Mortgage Loans, which aggregated $70,332,103. As of June 30, 1999, the Partnership's investments consists of two mortgage loans outstanding and a hotel which it acquired through foreclosure. Because the Partnership's loans are zero-coupon loans, the Partnership receives no guaranteed cash flow from such investments.

         In August 1998, the property underlying the Big Valley loan was sold. The partnership received approximately $3,790,000 of which $1,437,000 was applied towards principal, $1,051,000 towards recovery of loan losses and the balance of $1,302,000 towards interest.

         In September 1993, the first mortgage holder consented to the restructuring of the first mortgage loan in the amount of $10 million, the approximate value of the property. In conjunction with the restructuring, the Partnership received a non-interest bearing note in the amount of $550,000 which replaced the original loan of $2,250,000 made by the Partnership to Berkeley Western Associates. Additionally, the Partnership would be entitled to participate in certain economic benefits (net sale proceeds, refinancing proceeds and distributable cash flow) upon the repayment of the restructured note to the first mortgage holder.

         The property underlying the Berkeley Western loan is currently under a contract for sale with an unaffiliated third party. This contract of sale is subject to various conditions, and accordingly, there can be no assurance that such sale will be consummated.

         The Partnership uses working capital reserves provided from any undistributed cash from temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of June 30, 1999 the Partnership's working capital reserves equaled approximately $3,187,000. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses with respect to its hotel property, in taking legal action or lending additional funds to protect its interest in its remaining mortgage loans on properties which are experiencing difficulties or to pay fees. The Partnership may use its working capital reserves in the future to pay deferred fees relating to loans, the collateral for which has been foreclosed by senior lenders. The Partnership's cash flow from the operations of its hotel property is anticipated to be sufficient to meet such property's capital expenditures in the near term.

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

         Results of operations

         Net income decreased for the three months ended June 30, 1999 compared with the same period in the prior year primarily due to an increase in revenues more than offset by the increase in costs and expenses. For the six months ended June 30, 1999, net income increased as compared to the same period in the prior year principally due to the increase in revenues while costs and expenses remained constant with the prior year period.

         Revenues increased for the three and six month periods ended June 30, 1999 compared with the corresponding periods in the prior year. The increase was primarily due to the increase in operational income at the Richmond Comfort Inn and other income as a result of additional transfer fee income. This was offset by decreases in short-term investment income as a result of lower cash balances available for investment as well as less mortgage loans interest income.

         Costs and expenses increased for the three month period ended June 30, 1999 compared to the same period in the prior year and remained constant for the six months ended June 30, 1999. The increase in the three month period ended June 30, 1999 was principally due to an increase in operating expenses at the Richmond Comfort Inn and an increase in depreciation expense on the Richmond Comfort Inn, partially offset by a decrease due to no asset management and mortgage servicing fees being incurred as a result of the disposition of mortgage loans.

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


                                             RESOURCES ACCRUED MORTGAGE
                                             INVESTORS, L.P. - SERIES 86

                                             By: Resources Capital Corp.
                                                 Administrative General Partner


                                             By: /s/ Allan B. Rothschild
                                                 -------------------------------
                                                 Allan B. Rothschild
                                                 President


                                             By: /s/ Lawrence R. Schachter
                                                 -------------------------------
                                                 Lawrence R. Schachter
                                                 Senior Vice President and
                                                 Chief Financial Officer


Date: August 11, 1999