Form 10-Q
period 1999-09-30
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 1999-11-15
CIK 779231

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

                For the quarterly period ended September 30, 1999

                         Commission file number 0-15724


              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                            13-3294835
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


           Cambridge Center, 9th Floor, Cambridge, Massachusetts 02142
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 234-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             411 West Putnam Avenue, Suite 270, Greenwich, CT 06830
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

                         FORM 10-Q - SEPTEMBER 30, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

           BALANCE SHEETS - September 30, 1999 and December 31, 1998......................................1

           STATEMENTS OF OPERATIONS - For the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998...........................2

           STATEMENT OF PARTNERS' EQUITY - For the nine months ended
                 September 30, 1999 ......................................................................3

           STATEMENTS OF CASH FLOWS - For the nine months ended
                 September 30, 1999 and 1998 .............................................................4

           NOTES TO FINANCIAL STATEMENTS ..............................................................5-12

      ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS..................................................13-15

PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS.........................................................................16

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K .........................................................16

SIGNATURES...............................................................................................17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                      September 30,         December 31,
                                                          1999                 1998
                                                          ----                 ----
ASSETS

      Cash and cash equivalents                        $ 7,656,266          $ 4,639,050
      Real estate - net                                  4,061,199            3,965,378
      Other assets                                         129,981              181,702
      Investments in mortgage loans, net                         -                    -
                                                       -----------          -----------

                                                       $11,847,446          $ 8,786,130
                                                       ===========          ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities
      Mortgage loan payable                            $ 3,350,550          $ 3,410,955
      Due to affiliates                                    460,892            1,352,500
      Accounts payable and accrued expenses                191,696              232,169
                                                       -----------          -----------

             Total liabilities                           4,003,138            4,995,624
                                                       -----------          -----------

Commitments and contingencies

Partners' equity
      Limited partners' equity (330,004 units
          issued and outstanding)                        7,452,143            3,601,031
      General partners' equity                             392,165              189,475
                                                       -----------          -----------

             Total partners' equity                      7,844,308            3,790,506
                                                       -----------          -----------

                                                       $11,847,446          $ 8,786,130
                                                       ===========          ===========

See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF OPERATIONS

                                                   For the three months ended                   For the nine months ended
                                                          September 30,                               September 30,
                                                ---------------------------------           ---------------------------------
                                                   1999                  1998                  1999                  1998
                                                   ----                  ----                  ----                  ----
Revenues
      Mortgage loans interest income            $ 1,405,993           $ 1,302,411           $ 1,405,993           $ 1,341,701
      Operating income - real estate                413,296               409,678             1,180,681             1,131,445
      Short-term investment interest                 61,391                71,832               155,333               288,264
      Other income                                        -                 5,000               140,255                22,020
                                                -----------           -----------           -----------           -----------

                                                  1,880,680             1,788,921             2,882,262             2,783,430
                                                -----------           -----------           -----------           -----------

Costs and expenses
      Operating expenses - real estate              288,317               274,142               851,356               744,135
      Mortgage loan interest expense                 71,842                73,249               216,018               221,127
      General and administrative                     32,871                46,298               129,726               151,493
      Depreciation expense                           37,931                24,482               112,922                73,142
      Asset management fees                               -                38,780                     -               114,114
      Mortgage servicing fees                             -                   509                     -                33,352
      Recovery of loan losses                    (2,481,562)           (1,050,832)           (2,481,562)           (1,050,832)
                                                -----------           -----------           -----------           -----------

                                                 (2,050,601)             (593,372)           (1,171,540)              286,531
                                                -----------           -----------           -----------           -----------

Net income                                      $ 3,931,281           $ 2,382,293           $ 4,053,802           $ 2,496,899
                                                ===========           ===========           ===========           ===========

Net income attributable to
      Limited partners                          $ 3,734,717           $ 2,263,178           $ 3,851,112           $ 2,372,054
      General partners                              196,564               119,115               202,690               124,845
                                                -----------           -----------           -----------           -----------

                                                $ 3,931,281           $ 2,382,293           $ 4,053,802           $ 2,496,899
                                                ===========           ===========           ===========           ===========

Net income per unit of limited
      partnership interest (330,004
      units outstanding)                        $     11.32           $      6.86           $     11.67           $      7.19
                                                ===========           ===========           ===========           ===========

See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          STATEMENT OF PARTNERS' EQUITY

                                               General             Limited             Total
                                              Partners'           Partners'           Partners'
                                               Equity              Equity              Equity
                                               ------              ------              ------
Balance, January 1, 1999                      $  189,475          $3,601,031          $3,790,506

Net income for the nine months ended
     September 30, 1999                          202,690           3,851,112           4,053,802
                                              ----------          ----------          ----------

Balance, September 30, 1999                   $  392,165          $7,452,143          $7,844,308
                                              ==========          ==========          ==========

See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                                                        For the nine months ended
                                                                              September 30,
                                                                    ---------------------------------
                                                                        1999                 1998
                                                                        ----                 ----
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

Cash flows from operating activities
      Net income                                                    $ 4,053,802           $ 2,496,899
      Adjustments to reconcile net income to net cash
          provided by operating activities
             Recovery of loan losses                                 (2,481,562)           (1,050,832)
             Depreciation                                               112,922                73,142
             Deferred asset management and mortgage
                 servicing fees, net of payments                       (891,608)             (452,008)
      Changes in assets and liabilities
          Other assets                                                   51,721               (45,833)
          Accounts payable and accrued expenses                         (40,473)               27,451
                                                                    -----------           -----------

                 Net cash provided by operating activities              804,802             1,048,819
                                                                    -----------           -----------

Cash flows from investing activities
      Principal payments on mortgage loan payable                       (60,405)              (62,641)
      Additions to real estate                                         (208,743)             (125,596)
      Proceeds from repayment of mortage loans                        2,481,562             2,515,247
                                                                    -----------           -----------

                 Net cash provided by investing activities            2,212,414             2,327,010
                                                                    -----------           -----------

Cash flows from financing activities
      Distributions to partners                                               -            (7,000,000)
                                                                    -----------           -----------

Net increase (decrease) in cash and cash equivalents                  3,017,216            (3,624,171)

Cash and cash equivalents, beginning of period                        4,639,050             8,273,293
                                                                    -----------           -----------

Cash and cash equivalents, end of period                            $ 7,656,266           $ 4,649,122
                                                                    ===========           ===========


 Supplemental disclosure of cash flow information
      Interest paid                                                 $   216,018           $   221,127
                                                                    ===========           ===========

See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors, L.P. - Series 86 (the "Partnership") annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Allowance for loan losses

         An allowance for loan losses is established based upon a quarterly review of each of the mortgage loans in the Partnership's portfolio. In performing the review, management considers the estimated fair value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of fair value is based upon projections of future economic events, the amounts ultimately realized at disposition may differ materially from the carrying value as of September 30, 1999. Accordingly, the Partnership may provide additional losses in subsequent periods and such provisions could be material.

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the nine months ended September 30, 1999 and 1998, reimbursable expenses due to NorthStar Presidio from the Partnership amounted to $15,809 and $3,000, respectively.

         On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

         As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership's Agreement of Limited Partnership (the "Partnership Agreement") to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

         In order to facilitate the provision by the Agent of the asset management services and the investor relation services, effective October 25,1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.

         The Administrative General Partner is entitled to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Limited Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $114,114, including accrued interest of $111,674 for the nine months ended September 30, 1998. No asset management fee was earned for the nine months ended September 30, 1999. In May 1999, the Administrative General Partner was paid $891,608 representing interest on the deferred asset management fee.

         The Administrative General Partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned $33,352, including accrued interest of $10,356 for the nine months ended September 30, 1998. No mortgage servicing fee was earned for the nine months ended September 30, 1999.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Amounts due to affiliates for asset management and mortgage servicing fees consist of the following:

                                                                   September 30,          December 31,
                                                                       1999                  1998
                                                                       ----                  ----
              Asset management fee
                   (principally deferred interest)                  $   460,892           $ 1,352,000
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

         In addition, affiliates of the General Partners hold a 5% special limited partnership interest in West Palm and hold notes which are secured by a 35.7% interest in West Palm. To the extent any amounts are paid to such affiliates on account of the loans secured by the limited partnership interests, the Partnership is entitled to 50% of such amounts.

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

         West Palm has approached the General Partner seeking to restructure the Partnership's loan. After a series of negotiations, the current proposal provides for the loan to be restructured so that the Partnership would receive from the proceeds of a sale of West Palm's property, after satisfaction of all prior loans, certain expenses and closing costs, an amount equal to the first $1,200,000 of the remaining sale proceeds, if any, plus 60% of all additional sales proceeds. The General Partners are evaluating this proposal in light of the fact that
         (i) if the first mortgage lender were to foreclose, the Partnership's interest could be extinguished and (ii) the Partnership's loan does not mature until 2017 with no required payments prior to such date. The main benefit to the Partnership of this proposal is that it provides an incentive to West Palm to seek to dispose of its property currently which could result in the partnership receiving a return on its loan.

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

         On August 20, 1999, the property underlying the Berkeley Western loan was sold to an unaffiliated third party. The entire carrying value of this loan of $2,481,562 had been written off during 1990. In September 1993, the first mortgage holder consented to the restructuring of the first mortgage loan in the amount of $10 million, the approximate value of the property. In conjunction with the restructuring, the Partnership received a non-interest bearing note in the amount of $550,000 which replaced the original loan of $2,250,000 made by the Partnership to Berkeley Western Associates. Additionally, the Partnership would be entitled to participate in certain economic benefits (net sale proceeds, refinancing proceeds and distributable cash flow) upon the repayment of the restructured note to the first mortgage holder. In accordance with the Loan Modification Agreement, the Partnership received $3,887,555 representing repayment of the note and its share of participation in sale proceeds. Also, approximately $218,000 was held back in accordance with the sale agreement for unanticipated costs related to the sale.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         Information with respect to the Partnership's investments in mortgage loans is as follows:

                                                                                Date         Mortgage                 Mortgage
                              Interest   Compound     Loan       Maturity   Prepayment is     Amount      Purchased   Placement
Description                     Rate      Period      Date         Date      Permissable     Advanced      Interest      Fee
-----------                     ----      ------      ----         ----      -----------     --------      --------      ---
Residential
   West Palm (b) (a)           13.46%    Monthly    16-Jun-88   1-Jul-2000    1-Jul-97      $ 9,200,000    $      -   $ 539,589
         Los Angeles, CA

Office Buildings
   Berkeley Western (c)        14.50%    Annual     20-Dec-85                                2,250,000      94,079      137,483
                                                                                            -----------    --------   ---------
         Berkely, CA
                                                                                            $11,450,000    $ 94,079   $ 677,072
                                                                                            ===========    ========   =========
                                Interest recognized                                                           Carrying value
                            --------------------------                   Write-offs,                   -----------------------------
                            September 30,     1998 and                     net of         Payments     September 30,    December 31,
Description                     1999            Prior      Reserves      recoveries       Received         1999            1998
-----------                     ----            -----      --------      ----------       --------         ----            ----
Residential
   West Palm (b) (a)         $         -      $      -   $(5,000,000)   $ (4,739,589)   $         -      $       -        $     -
         Los Angeles, CA

Office Buildings
   Berkeley Western (c)        1,405,993             -             -               -      (3,887,555)            -              -
                             -----------      --------    ----------    ------------     -----------     ---------        -------
         Berkely, CA
                             $ 1,405,993      $      -    $(5,000,000)  $ (4,739,589)   $ (3,887,555)    $       -        $     -
                             ===========      ========    ===========   ============    ============     =========        =======
                                     Contractual
                                     Balance (a)
                             ----------------------------
                             September 30,   December 31,
Description                     1999           1998
-----------                     ----           ----

Residential
   West Palm (b) (a)                          $ 5,714,917
         Los Angeles, CA

Office Buildings
   Berkeley Western (c)                -               -
                             -----------      -----------
         Berkely, CA
                             $         -      $ 5,714,917
                             ===========      ===========

(a)  This loan is accounted for under the investment method.
(b) This loan was restructured during 1997 to reduce the indebtedness to $5,000,000 with interest accruing at 7% per annum and the maturity date was extended to February 2017.
(c) In November 1994, a Plan of Reorganization was confirmed which converted the Partnership's original investment into a non-interest bearing note for $550,000 and participating interest in the future sale of the property. On August 20, 1999, the property underlying this loan was sold.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

4        INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

         A summary of mortgage activity is as follows:

                                                   Nine months ended                                Year ended
                                                  September 30, 1999                            December 31, 1998
                                      ------------------------------------------  --------------------------------------------
                                      Investment     Interest                     Investment       Interest
                                        Method        Method           Total         Method          Total            Total
                                        ------        ------           -----         ------          -----            -----

         Opening balance             $         -    $         -     $         -   $         -     $ 1,464,415      $ 1,464,415
         Recovery of loan losses       2,481,562              -       2,481,562             -       1,129,857        1,129,857
         Interest recognized           1,405,993              -       1,405,993             -       1,341,701        1,341,701
         Payments received on
             mortgage loan            (3,887,555)             -      (3,887,555)            -      (3,935,973)      (3,935,973)
                                     -----------    -----------     -----------   -----------     -----------      -----------

         Ending balance              $         -    $         -     $         -   $         -     $        -      $        -
                                     ===========    ===========     ===========   ===========     ===========      ===========

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

         A summary of the Partnership's real estate is as follows:

                                               September 30,      December 31,
                                                   1999               1998
                                                   ----               ----

         Land                                   $   444,700         $   444,700
         Building and improvements                4,303,992           4,095,249
                                                -----------         -----------
                                                  4,748,692           4,539,949
         Less: accumulated depreciation            (687,493)           (574,571)
                                                -----------         -----------
                                                $ 4,061,199         $ 3,965,378
                                                ===========         ===========

         The land, building and improvements are pledged to collateralize the mortgage loan payable.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

6        MORTGAGE LOAN PAYABLE

         In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note secured by a first mortgage on the hotel property. The mortgage note has a current balance of $3,350,550 at September 30, 1999. Interest rates on the loan are adjustable every five years, with a current interest rate of 8.5%, through April, 2002. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan presently requires monthly payments of interest and principal aggregating $31, 526. Interest expense for the nine months ended September 30, 1999 and 1998 amounted to $216,018 and $221,127, respectively. The loan is currently held by GMAC Commercial Mortgage and the lender is permitted to accelerate the note as of April 1, 1997, and thereafter with six months notice. The Partnership has not received any notice of an acceleration from the lender. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

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

         The Partnership originally invested its net proceeds in sixteen Mortgage Loans, which aggregated $70,332,103. As of September 30, 1999, the Partnership's investments consist of one mortgage loan outstanding, and a hotel which it acquired through foreclosure. Because the Partnership's loans are zero-coupon loans, the Partnership receives no guaranteed cash flow from such investments.

         In August 1998, the property underlying the Big Valley loan was sold. The partnership received approximately $3,790,000 of which $1,437,000 was applied towards principal, $1,051,000 towards recovery of loan losses and the balance of $1,302,000 towards interest.

         On August 20, 1999, the property underlying the Berkeley Western loan was sold to an unaffiliated third party. In September 1993, the first mortgage holder consented to the restructuring of the first mortgage loan in the amount of $10 million, the approximate value of the property. In conjunction with the restructuring, the Partnership received a non-interest bearing note in the amount of $550,000 which replaced the original loan of $2,250,000 made by the Partnership to Berkeley Western Associates. Additionally, the Partnership would be entitled to participate in certain economic benefits (net sale proceeds, refinancing proceeds and distributable cash flow) upon the repayment of the restructured note to the first mortgage holder. In accordance with the Loan Modification Agreement, the Partnership received $3,887,555 representing repayment of the note and its share of participation in sale proceeds. Also, approximately $218,000 was held back in accordance with the sale agreement for unanticipated costs related to the sale.

         The Partnership uses working capital reserves provided from any undistributed cash invested in temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of September 30, 1999 the Partnership's working capital reserves equaled approximately $7,097,000. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses with respect to its hotel property, in taking legal action or lending additional funds to protect its interest in its remaining mortgage loan or to pay fees. The Partnership's cash flow from the operations of its hotel property is anticipated to be sufficient to meet such property's capital expenditures in the near term.

         In July 1998, the Partnership paid a cash distribution of $7,000,000 ($20.15 per limited partnership unit.) A substantial portion of the distribution represented the undistributed portion of the proceeds of the Tri-State, Research Triangle and BP loan repayments (approximately $4,708,000.) The remainder represented excess working capital reserves. The General Partner anticipates that a distribution from the Partnership's current cash reserves will be made within the next 90 days due to the receipt of a payment on account of the Berkeley equity participation. At present, it is not possible to determine the exact amount of such distribution as resources will be retained for both anticipated and unanticipated future Partnership needs.

         Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

         Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

         Results of operations

         Net income increased for the three and nine month periods ended September 30, 1999 compared with the same periods in the prior year primarily due to the proceeds received from the participation in the sale of the property underlying the Berkeley Western loan.

         Revenues increased for the three and nine month periods ended September 30, 1999 compared with the corresponding periods in the prior year. The increase was due primarily to an increase in mortgage loans interest income received from the participation in the sale of the property underlying the Berkeley Western loan, higher operating income at the Richmond Comfort Inn and an increase in other income for the nine month period as a result of higher transfer fee income. This was offset by the decrease in short-term investment income as a result of lower cash balances available for investment.

         Costs and expenses decreased for the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year. The decrease was primarily due to the increases in recovery of loan losses due to the sale of the property underlying the Berkeley Western loan, decreases in mortgage loan interest expense, no asset management fees and mortgage servicing fees as a result of the disposition of mortgage loans and lower general and administrative expenses due to lower legal expenses. This was partially offset by an increase in operating expenses at the Richmond Comfort Inn and depreciation on the Richmond Comfort Inn.

         Inflation

         Inflation has not had a material impact on the Partnership's recent operations or financial position and is not expected to have a material impact in the future.

         Year 2000 compliance

         The Year 2000 compliance issue concerns the inability of computerized information systems and programs to accurately calculate, store or use a date after December 31, 1999, as a result of the year being stored as a two digit number. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services. This could aresult in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the third quarter of 1999, the General Partner and its affiliates completed their assessment of computer systems used in connection with the management of the Partnership. The General Partner and its affiliates have completed upgrading those systems where required. The Partnership has to date not borne, nor is it expected that the Partnership will bear, any significant costs in connection with the upgrade of those systems requiring remediation.

         To date, the General Partner is not aware of any external agent or service provider with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents and service providers will be Year 2000 compliant. The General Partner does not believe that the inability of external agents or servive providers to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                                           RESOURCES ACCRUED MORTGAGE
                                           INVESTORS, L.P. - SERIES 86


                                           By: Resources Capital Corp.
                                               Administrative General Partner


                                           /s/ Allan Rothschild
                                           -------------------------------------
                                           Allan Rothschild
                                           Duly Authorized Officer


                                           /s/ Lawrence Schachter
                                           -------------------------------------
                                           Lawrence Schachter
                                           Principal Financial and Accounting
                                           Officer

Date: November 11, 1999