Form 10-K405
period 1999-12-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2000-03-30
CIK 779231

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                                        Commission File
December 31, 1999                                                 Number 0-15724

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P.-Series 86
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                   13-3294835
  -----------------------                                        -------------
 (State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

5 Cambridge Center 9th Floor, Cambridge, MA                           02142
-------------------------------------------                         --------
 (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code                  617-234-3000

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X           NO
                              ---------         --------

There is no public market for the Limited Partnership Units. Accordingly, information with respect to the aggregate market value of Limited Partnership Units held by non-affiliates of Registrant has not been supplied.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

                       Documents Incorporated by Reference
                       -----------------------------------

                                      None

                                         Exhibit Index set forth on page 48

PART I

Item 1.           Business.

General

Resources Accrued Mortgage Investors L.P.-Series 86 (the "Registrant") was organized as a Delaware limited partnership on September 25, 1985. The general partners of the Registrant are RAM Fund in Inc. (the "Investment General Partner"), Resources Capital Corp. (the "Administrative General Partner"), and Presidio ACP Corp. (the "Associate General Partner"). The
Administrative General Partner, the Associate General Partner and the Investment General Partner are collectively referred to herein as the "General Partners". The General Partners are all ultimately wholly-owned subsidiaries of Presidio Capital Corporation, a British Virgin Islands corporation ("Presidio"). See "Management/Employees" below.

In 1986, the Registrant sold, pursuant to a registration statement filed with the Securities Exchange Commission, 329,994 units of limited partnership interest (the "Units") for gross proceeds aggregating $82,501,000. Net proceeds received by Registrant from its offering, after organization and offering costs, were $78,582,310.

The principal business of the Registrant is and has been to invest primarily in "zero coupon" first and junior mortgage loans ("Mortgage Loans") on properties owned or acquired principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of Integrated Resources, Inc. ("Integrated"), the original owner of the Investment General Partner. The Mortgage Loans generally had original terms of approximately twelve years (with a right to prepay with payment of a prepayment penalty between the eighth and ninth years and without penalty beginning in the tenth year) with all interest and principal due and payable at the maturity or prepayment of the Mortgage Loan. See "Investments of Registrant" below.

Management/Employees

Registrant does not have any employees. The business of the Registrant is managed by the General Partners, their affiliates and agents. Through November 2, 1994, the Investment General Partner and the Administrative General Partner were wholly-owned subsidiaries of Integrated. On November 3, 1994, as a result of the consummation of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Investment General Partner and the Administrative General Partner was purchased by Presidio. Further, on February 28, 1995, the Associate General Partner replaced Z Square G Partners II as the associate general partner of Registrant. As a result, all of the General Partners became ultimately wholly-owned by Presidio. Presidio, in turn, is controlled by NorthStar Capital Investment Corp., a Maryland corporation ("NorthStar").

Presidio previously retained Wexford Management LLC ("Wexford") to provide consulting and administrative services to Presidio and its affiliates, including the General Partners and Registrant. The agreement with Wexford expired on May 3, 1998 at which time Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates.

On October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Registrant and other entities affiliated with Registrant.

As a result of this agreement, the Agent has the duty to direct the day to day affairs of Registrant, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Registrant's assets, preparation of all reports, maintaining records and maintaining bank accounts of Registrant. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause Registrant to sell or acquire an asset or file for bankruptcy protection.

In order to facilitate the Agent's provision of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction will have a material effect on the operations of Registrant.

Registrant has retained GF Management, Inc. to manage its motel property. See "Current Investments-Comfort Inn, Richmond, Virginia" below.

Investments of Registrant

Registrant originally invested its net proceeds in sixteen Mortgage Loans which aggregated $70,332,103. Registrant lost its entire investment in seven Mortgage Loans as a result of foreclosures or discounted payoffs of senior lenders. Three of the Mortgage Loans, the 595 Madison Loan, the Bellekirk Loan and the Pace Loan, were prepaid in their entirety on November 30, 1989, July 2, 1992 and January 23, 1997, respectively Four Mortgage Loans had been converted to potential equity participations with BP Shopping Center's participation being paid on February 20, 1997, Research Triangle's participation interest being paid on September 17, 1997, Pike Creek's participation interest being paid on August 4, 1998 and Berkeley Western's participation interest being paid on August 20, 1999. Registrant continues to hold the West Palm loan and the motel property in Richmond, Virginia which Registrant acquired title to as a result of its foreclosure on the Southern Inns Loan. See "Current Investments" below.

      a.    Current Investments

        West Palm Loan - Originally a $9,200,000 second mortgage loan (the "West Palm Loan") to West Palm Associates Limited Partnership ("West Palm Associates"), a private limited partnership originally sponsored by Integrated which is secured by a 582 unit apartment complex known as The West Palm located in Los Angeles, California (the "West Palm Property"). The West Palm Loan originally bore simple interest at varying rates that were the equivalent of 13.46% per annum compounded monthly and was originally due July 1, 2000, at which time a balloon payment of approximately $46,021,411, together with additional interest (as described below), if any, was payable. The total amount, including fees, allocated to the West Palm Loan from the gross proceeds from Registrant's offering was $10,791,789.

      In 1997, the West Palm Loan, which was restructured in connection with the bankruptcy filing made by West Palm Associates, has a principal balance of $5,000,000, bears interest at a rate of 7% per annum and matures in February 2017. West Palm Associates is not required to make any payments of principal or interest on the note until maturity. The current balance of the first mortgage encumbering West Palm's property, which loan is senior to your partnership's loan, is approximately $38,900,000. The first mortgage loan bears interest at a rate of 9.125% per annum and matures on April 1, 2006. The first mortgage provides for payments of interest only in the amount of $295,796 per month through April 2001 and thereafter payments of principal and interest equal to $329,777 per month. The scheduled principal balance at maturity of the first mortgage loan is approximately $36,381,000. The 1998 financial statements of West Palm disclosed that (i) West Palm has continued to sustain operating losses since emerging from reorganization proceedings in 1997, (ii) based upon projected cash deficits for 1999, it is questionable whether West Palm will be able to make all of the scheduled mortgage payments and (iii) this condition indicates that West Palm may be unable to continue as a going concern.

      West Palm has approached Registrant seeking to restructure the West Palm Loan. After a series of negotiations, the current proposal provides for the loan to be restructured so that Registrant would receive from the proceeds of a sale of West Palm's property, after satisfaction of all prior loans, certain expenses and closing costs, an amount equal to the first $1,200,000 of the remaining sale proceeds, if any, plus 60% of all additional sales proceeds. The General Partners are evaluating this proposal in light of the fact that (i) if the first mortgage lender were to foreclose, Registrant's interest could be extinguished and (ii) the West Palm Loan does not mature until 2017 with no required payments prior to such date.

      Comfort Inn Richmond, Virginia - Registrant originally loaned Southern Inns Associates $4,000,000 secured by seven properties, one of which was a motel property located in Richmond, Virginia. On April 1, 1993, Registrant acquired title by foreclosure and assumed ownership responsibilities of the Richmond Comfort Inn Executive Center, located in Richmond, Virginia. Registrant acquired title by foreclosure to this property subject to a first mortgage. The Comfort Inn is a limited service motel situated on approximately 2.5 acres of land and it contains 123 guest rooms. This property is subject to a first mortgage loan which had a principal balance of $3,327.004 as of December 31, 1999. The interest rate on the loan is adjustable every five years with a current interest rate of 8.5% effective through April 2002 and is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan presently requires monthly payments of interest and principal aggregating $33,701. The lender is permitted to accelerate the note at any time on six months notice. Registrant has not received a notice of acceleration from the lender.

      Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis, as of December 31, 1999, of the motel property owned by Registrant:

      Gross Carrying     Accumulated                              Federal
           Value        Depreciation     Rate       Method       Tax Basis
           -----        ------------     ----       ------       ---------

         $4,750,179      726,123        7/40 yr.      S/L       $3,795,099

        Set forth below is a table showing the average occupancy rate and room rental rate at the motel property for the years ended December 31 1999, 1998 and 1997"

                                        Year ended December 31,
                                    1999         1998         1997
                                    ----         ----         ----
Average Occupancy Rate               57%        59%            62%

Average Room Rental Rate            $56.73     $54.12         $54.88


    b.  Investments Recently Terminated

        Berkeley Loan - Originally a $2,250,000 (plus accrued interest) second mortgage loan (the "Berkeley Loan") was made to Berkeley Western Associates Limited Partnership ("BW Associates"), a private limited partnership sponsored by Integrated which was secured by an office building commonly known as the Great Western Savings Building located in Berkeley, California (the "BW Property"). The BW Property consists of a thirteen-story office building, an adjacent six-level parking garage and the 1.31 acres of land underlying the building and garage located in downtown Berkeley, California.

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

      The BW Property was also encumbered by a first mortgage loan in the amount of $14,750,000 originally held by Guaranty Federal Savings and Loan Association ("Guaranty Federal"). The first mortgage was to mature on January 1, 1996, bore interest at the rate of 12.25%.

      In January 1993, BW Associates filed for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). A plan of reorganization (the "Plan") was confirmed by the Court on November 14, 1994. The Plan entitles Registrant to certain economic benefits after Guaranty Federal is repaid upon a sale or refinancing. Pursuant to the Plan, Guaranty Federal, consented to a claim of $10 million, the approximate value (at that time) of the BW Property which constitutes BW Associates major asset. A new promissory note (the "New Note"), in the principal sum of $10 million and secured by a first mortgage on the BW Property, superseded the existing note. The New Note had a term of four years and required payments of interest only at 5% per annum for the first two years, and 11% per annum for the latter two years.

      Upon repayment of all outstanding principal and interest of the New Note, all economic benefits (net sale proceeds, refinancing proceeds and distributable net cash flow) would be apportioned as follows:

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

      On August 20, 1999, the BW Property was sold to an unaffiliated third party for $19,500,000. In accordance with the terms of the New Note, Registrant received $3,887,555 representing repayment of the New Note and its share of participation in sale proceeds. Also, approximately $218,000 was held back by BW Associates in accordance with the sale agreement for unanticipated costs related to the sale. As a result of this transaction, Registrant has recorded a recovery of loan losses in the amount of $2,481,562 and interest income of $1,405,993 during the year ended December 31, 1999.

        Pike Creek Loan - Originally a $975,000 third mortgage loan (the "Pike Creek Loan") to Big Valley Associates Limited Partnership ("Big Valley Associates"), a private limited partnership originally sponsored by Integrated which was secured by the Pike Creek Shopping Center located in Pike Creek Valley, Delaware, bore interest at 13.4% per annum compounded monthly, and was originally scheduled to mature on December 31, 1999 at which time a balloon payment equal to the entire principal balance plus accrued interest thereon (approximately $4,824,806), together with additional interest, if any, would have been due and payable.

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

See "Item 8, Financial Statements and Supplementary Data, Note 4" for additional information relating to the Registrant's investments.

Competition

The property which secures Registrant's remaining mortgage loan and the Comfort Inn may face competition from similar properties in the vicinity. To the extent such competition reduces the gross revenue from the operation of such property, and/or decreases any appreciation in the value of such properties, such competition may reduce any contingent interest, principal or base interest otherwise paid to Registrant. In addition, Registrant would encounter competition should it sell its remaining Mortgage Loan.

Because Presidio is the parent of other corporations in addition to the Investment and Administrative General Partners, such General Partners are or may become affiliated with other entities which are engaged in businesses that are, or may in the future be, in direct competition with Registrant.

Item 2.           Properties

See "Item 1. Business-Investments of Registrant-Current Investments-Comfort Inn, Richmond, Virginia" for information relating to Registrant's motel property.

Item 3.           Legal Proceedings

For discussion of Legal Proceedings, please see Item 8, "Financial Statements and Supplementary Data."

Item 4.           Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Securities and Related Security Holder Matters

There is no established public trading market for the Units of Registrant. On November 17, 1999, Bighorn Associates I, LLC ("Bighorn"), a wholly owned subsidiary of Presidio Capital Investment Company, LLC, the sole shareholder of Presidio, commenced a tender offer to purchase units in Registrant. Upon expiration of the tender offer in December 1999, Bighorn acquired pursuant to the terms of the tender offer 46,766 limited partnership units for $22 per unit, which represents approximately 15.6% of the outstanding limited partnership units of Registrant. It is possible that Bighorn, another affiliate of Presidio, or third parties may tender for Units in the future at prices greater than or less than the Bighorn purchase price.

There are certain restrictions set forth in the Partnership Agreement, which may limit the ability of a limited partner to transfer units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or for any other reason.

As of March 1, 2000, there were approximately 9,200 holders of Units of Registrant (including the initial limited partner), owning an aggregate of 330,004 Units.

Registrant did not make any distributions to its partners during the year ended December 1999. In January 2000, Registrant distributed $5,210,589 of which the limited partners received $4,950,000 or $15 per limited partnership unit. There are no material legal restrictions set forth in the Partnership Agreement upon Registrant's present or future ability to make distributions. Registrant will determine on a quarterly basis, based on an analysis of its remaining investments and reserves, whether further distributions are warranted.

Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of Registrant.

Item 6.           Selected Financial Data


                                                       Year ended December 31,

                                 1999              1998            1997              1996              1995
                              ------------     ------------     ------------     ------------     ------------
Revenues                      $  3,303,299     $  3,162,173     $  2,242,929     $  5,764,309(2)  $  1,997,835

Net Income (Loss)             $  4,053,650(6)  $  2,514,019(5)  $ (1,225,720)(4) $  7,113,916(1)  $ (6,713,010)(3)

Net Income (Loss)
  Per Unit                    $      11.67(6)  $       7.24(5)  $      (3.53)(4) $      20.48(1)  $     (19.33)(3)

Distribution Per Unit         $        -       $      20.15     $      12.00     $           -    $        -

Total Assets
  Net of Reserves             $ 11,828,906     $  8,786,130     $ 13,753,749     $ 19,540,249     $ 12,565,760

Partners Equity               $  7,844,156     $  3,790,506     $  8,276,487     $ 13,670,679     $  6,556,763


(1) Net of recovery of provision for loan losses of $3,188,383 or $91.79 per Unit.
(2) 1996 revenues include mortgage interest income of $3,681,789, and is not directly comparable with revenues in prior periods. which consisted primarily of motel revenue and short-term interest income in 1995.
(3) Net of a provision for loan losses of $6,672,014 or $19.21 per Unit for 1995.
(4)   Net of provision for loan losses of $1,736,105 or $5.00 per Unit.
(5) Net of recovery of provision for loan losses of $1,129,857 or $3.25 per Unit.
(6)   Net of recovery of provision for loan losses $2,481,562 or $7.14 per Unit.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

Registrant originally invested 100% of its net proceeds in sixteen Mortgage Loans which aggregated $70,332,103, three of which, the 595 Madison Loan, the Bellekirk Loan and the Pace Loan, were prepaid in their entirety on November 30, 1989, July 2, 1992 and January 23, 1997, respectively. In addition, Registrant has foreclosed on the Southern Inns Loan and acquired title to a hotel located in Richmond, Virginia, which secured the loan; three Mortgage Loans have been converted to possible equity participations with BP Shopping Center's participation having been paid on February 20, 1997, Research Triangle's participation interest having been paid on September 17, 1997, Pike Creek's participation interest having been paid on August 4, 1998 and Berkeley Western's participation being paid on August 20, 1999. Registrant lost its entire investment in seven Mortgage Loans as a result of foreclosures or discounted payoffs of senior lenders.

On August 20, 1999, the BW Property was sold to an unaffiliated third party. In accordance with the terms of the New Note, Registrant received $3,887,555 representing repayment of the New Note and its share of participation in sale proceeds. Also, approximately $218,000 was held back by the borrower in accordance with the sale agreement for expected costs related to the sale.

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

On December 31, 1991, the senior mortgage lender on one of Registrant's Mortgage Loans, the Century Park Loan, foreclosed on the property securing its loan, and Registrant lost its entire investment. In December 1992, the BP Loan was converted to an equity participation pursuant to the borrower's bankruptcy plan of reorganization and on February 20, 1997 Registrant was paid for this equity participation. On January 13, 1993, the senior mortgage lender on another of Registrant's investments, the Clovine Loan, foreclosed on the property securing its loan and Registrant lost its entire investment. On April 1, 1993, Registrant foreclosed on the Southern Inns Loan and assumed ownership of the Richmond Comfort Inn, located in Richmond, Virginia. In July 1993, the Boram Loan was converted to an equity participation in the future sale of the property pursuant to a settlement agreement. The first mortgage lender of the Boram Property was subsequently paid off at a discount and Registrant lost any potential recovery from its equity participation interest. On January 13, 1994 and April 5, 1994, the respective senior lenders associated with the Park Place and Lenox Loans, foreclosed on the respective properties securing such loans and Registrant lost its entire investment. In November 1994, the Berkeley Loan was restructured to convert Registrant's original investment to a new $550,000 loan and an equity participation in the future sale of the property and on August 20, 1999 Registrant was paid for this participation. In 1995, the Airport Center Loan was foreclosed upon by the senior lender and Registrant lost its entire investment and the RT Loan was exchanged for a 20% interest in the net wrap cash flow of the senior Wrap Mortgages which was paid in September 1997. During 1996, the Pike Creek Loan was amended and reduced to $500,000 with interest to accrue at 7% per annum. In addition, an additional $330,000 was advanced to the Pike Creek borrower which bore interest at 12% per annum. On August 4, 1998, Registrant was repaid its entire $830,000 amended loan balance together with its equity participation interest. In January 1997 the Pace Loan was prepaid in its entirety. In April 1997, the senior mortgage lender foreclosed on the property securing the Stockfield loan and Registrant lost its entire investment. In September 1997, the West Palm Loan was restructured and reduced to $5,000,000 with interest accruing at 7% per annum and the maturity date was extended to February 2017.

Because Registrant's loans are zero-coupon loans, Registrant receives no current cash flow from such investments.

Registrant uses working capital reserves provided from the proceeds of its public offering, any undistributed cash from temporary investments plus any cash flow from the operation of its motel as its primary measure of liquidity. As of December 31, 1999, Registrant's working capital reserves equaled approximately $7,608,000. Registrant may utilize its working capital reserves in the event Registrant incurs additional expenses with respect to its motel property or in taking legal action or lending additional funds to protect its interest in its remaining mortgage loans on properties which are currently experiencing difficulties or to pay fees. Registrant's cash flow from the operations of its motel property is anticipated to be sufficient to meet such property's capital expenditure needs in 2000.

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

During 1997, Registrant paid $247,560 to the Administrative General Partner representing the asset management fees for the Airport Center, Southern Inns, BP and Berkeley loans. In August 1998, the Administrative General Partner was paid $174,298 which represented the asset management fee previously accrued for the Pike Creek Loan. In May 1999, the Administrative General Partner was paid $891,608 representing interest on the deferred asset management fee.

In July 1998, Registrant paid a cash distribution of $7,000,000 ($20.15 per Unit). A substantial portion of the distribution represented the undistributed portion of the proceeds of the Tri-State, Research Triangle and BP loan repayments (approximately $4,708,000). The remainder represented excess working capital reserves.

Registrant had $7,639,679 of cash and cash equivalents at December 31, 1999, as compared to $4,639,050 at December 31, 1998. The $3,000,629 increase in cash and cash equivalents at December 31, 1999 as compared to December 31, 1998 was due to $813,248 of cash provided by operating activities and $2,187,381 of cash provided by investing activities. Cash provided by investing activities included $2,481,562 of repayments of mortgage loans, which was partially offset by $210,230 of capital additions to the Comfort Inn and $83,951 of principal repayments.

In January 2000, Registrant distributed $5,210,589 of which the limited partners received $4,950,060 or $15.00 per Unit.

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

On November 17, 1999, Big Horn Associates, LLC ("Big Horn"), a wholly owned subsidiary of Presidio commenced a tender offer to purchase units in Registrant. Subsequent to the expiration of the tender offer in December 1999. Big Horn purchased 46,766 limited partnership units for $22 per unit, which represents approximately 14.2% of the outstanding limited partnership units of Registrant.

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

An allowance for loan losses is established based upon a periodic review of each mortgage in Registrant's portfolio. In performing this review, management considers the estimated net realizable value of the properties or collateral as well as other factors, such as the current occupancy, the amount and status of senior debt, if any, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value as of December 31, 1999.

The allowance is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions. Registrant may provide for additional losses in subsequent years and such provisions could be material.

Results of Operations

1999 as compared to 1998

Registrant generated net income of $4,053,650 for the year ended December 31, 1999, as compared to net income of $2,514,019 for the year ended December 31, 1998. Revenues increased for the year ended December 31, 1999 as compared to the prior by $141,126 year due to increases in operating income, mortgage loan interest income, and other income partially offset by a decrease in short-term interest income. Operating income real estate increased as a result of higher average rental rates more than offset a decrease in average occupancy at the Richmond Comfort Inn. Mortgage loan interest income increased as a result of collections of $1,405,993 related to the Berkley Western loan compared to $1,341,701 primarily from the Pine Creek loan in 1998. Other income increased due to higher investor relation fees charged primary for unit transfers. Short-term interest income decreased as a result of lower cash balances available for investment.

Costs and expenses decreased by $1,398,505 for the year ended December 31, 1999 compared to the year ended December 31, 1998. The decrease is due to the recovery of loan losses of $2,481,582 associated with the payoff of the Berkeley Loan in the 1999. The 1998 results include $1,129,857 of recovery of loan losses consisting of $79,025 from the Brentwood loan and approximately $1,051,000 from the Pine Creek loan. Asset management and mortgage servicing fees decreased due to the disposition of mortgage loans. Operating expenses - real estate increased corresponding with the increased expenses at the Comfort Inn.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 8.     Financial Statements and Supplementary Data

            RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                              FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                    I N D E X
                                    ---------

                                                                        Page
                                                                       Number
                                                                       ------

Independent Auditor's Report                                            F-1

Financial Statements - years ended
  December 31, 1999, 1998 and 1997

   Balance sheets                                                       F-2

   Statements of operations                                             F-3

   Statement of partners' equity                                        F-4

   Statements of cash flows                                             F-5

   Notes to financial statements                                F-6 through F-24

Financial statement schedule

   Schedule III

      Real Estate and Accumulated Depreciation                         F-25


All other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

To the Partners of
Resources Accrued Mortgage Investors L.P. - Series 86
Cambridge, Massachusetts


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Resources Accrued Mortgage Investors L.P. - Series 86 (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors L.P. - Series 86 as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Hays & Company

March 15, 2000
New York, New York

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS



                                                                                          December 31,
                                                                                  -------------------------------

                                                                                      1999               1998
                                                                                  ------------        -----------
 ASSETS

      Investments in mortgage loans (net of an allowance
          for loan losses of $5,000,000)                                          $        -          $       -
      Cash and cash equivalents                                                      7,639,679          4,639,050
      Real estate - net                                                              4,024,056          3,965,378
      Other assets                                                                     165,171            181,702
                                                                                  ------------        -----------

                                                                                  $ 11,828,906        $ 8,786,130
                                                                                  =============       ===========


 LIABILITIES AND PARTNERS' EQUITY

 Liabilities

      Mortgage loan payable                                                        $ 3,327,004        $ 3,410,955
      Due to affiliates                                                                460,892          1,352,500
      Accounts payable and accrued expenses                                            196,854            232,169
                                                                                  ------------        -----------

          Total liabilities                                                          3,984,750          4,995,624
                                                                                  ------------        -----------

 Commitments and contingencies (Notes 3, 4, 6 and 8 )

 Partners' equity

      Limited partners' equity (330,004 units issued
          and outstanding)                                                           7,451,999          3,601,031
      General partners' equity                                                         392,157            189,475
                                                                                  ------------        -----------

          Total partners' equity                                                     7,844,156          3,790,506
                                                                                  ------------        -----------

                                                                                  $ 11,828,906        $ 8,786,130
                                                                                  ============        ===========

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF OPERATIONS

                                                 Year ended December 31,
                                           ------------------------------------

                                              1999         1998        1997
                                           -----------  ----------- -----------

 Revenues

     Operating revenue - real estate       $ 1,495,153  $ 1,452,505 $ 1,570,960
     Mortgage loan interest income           1,405,993    1,341,701     131,471
     Short-term investment interest            247,198      337,856     424,271
     Other income, principally
       transfer fees                           154,955       30,111     116,227
                                           -----------  ----------- -----------

                                            3,303,299    3,162,173   2,242,929
                                           -----------  ----------- -----------

 Costs and expenses

     Operating expenses - real estate        1,109,422    1,012,937     929,557
     Mortgage loan interest expense            286,405      293,870     309,566
     General and administrative expenses       183,832      208,836     175,926
     Depreciation expense                      151,552      153,091      93,626
     Asset management fees                           -       75,334     151,989
     Mortgage servicing fees                         -       33,943      71,880
     Recovery of loan losses                (2,481,562)  (1,129,857)   (604,155)
     Provision for loan losses                      -            -    2,340,260
                                           -----------  ----------- -----------

                                              (750,351)    648,154    3,468,649
                                           -----------  ----------- -----------

 Net income (loss)                         $ 4,053,650 $ 2,514,019  $(1,225,720)
                                           =========== ============ ============

 Net income (loss) attributable to

     Limited partners                      $ 3,850,968  $ 2,388,318 $(1,164,434)
     General partners                         202,682      125,701      (61,286)
                                           -----------  ----------- -----------

                                           $ 4,053,650  $ 2,514,019 $(1,225,720)
                                           ===========  =========== ============


 Net income (loss) per unit of  limited
     partnership interest (330,004 units
     outstanding)                          $     11.67  $      7.24 $     (3.53)
                                           ===========  =========== ============

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          STATEMENT OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999




                                               General      Limited      Total
                                              Partners'    Partners'   Partners'
                                               Equity       Equity      Equity
                                              ---------  ----------- -----------

Balance, January 1, 1997                     $ 683,484  $12,987,195 $13,670,679

Net loss - 1997                                (61,286)  (1,164,434) (1,225,720)

Distributions to partners ($12.00 per limited
    partnership unit)                         (208,424)  (3,960,048) (4,168,472)
                                              --------   ----------- -----------

Balance, December 31, 1997                     413,774    7,862,713   8,276,487

Net income - 1998                              125,701    2,388,318   2,514,019

Distributions to partners ($20.15 per limited
    partnership unit)                         (350,000)  (6,650,000) (7,000,000)
                                              --------   ----------- -----------

Balance, December 31, 1998                     189,475    3,601,031   3,790,506

Net income - 1999                              202,682    3,850,968   4,053,650
                                              --------   ----------- -----------

Balance, December 31, 1999                   $ 392,157  $ 7,451,999  $ 7,844,156
                                             =========  ============ ===========

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS


                                                                                     Year ended December 31,
                                                                           -------------------------------------------------
 INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                               1999             1998              1997
                                                                           ------------      ------------      -------------

 Cash flows from operating activities
      Net income (loss)                                                     $ 4,053,650       $ 2,514,019      $ (1,225,720)
      Adjustments to reconcile net income (loss) to
         net cash provided by operating activities
            Mortgage loan interest accrued                                            -                 -          (131,471)
            (Recovery of) provision for loan losses, net                     (2,481,562)       (1,129,857)        1,736,105
            Other items                                                         (27,656)           36,248                 -
            Deferred asset management and
                mortgage servicing fees, net of
                payments made                                                  (891,608)         (490,790)         (280,191)
            Depreciation expense                                                151,552           153,091            93,626
      Changes in operating assets and liabilities
         Other assets                                                            44,187           (22,397)          (29,201)
         Accounts payable and accrued expenses                                  (35,315)           93,675           (36,872)
                                                                           ------------      ------------      -------------

                Net cash provided by operating activities                       813,248         1,153,989           126,276
                                                                           ------------      ------------      -------------

 Cash flows from investing activities

      Principal payments on mortgage loan payable                               (83,951)          (84,523)          (75,245)
      Additions to real estate                                                 (210,230)         (218,956)         (262,855)
      Payments received on mortgage loans                                     2,481,562         2,515,247         8,884,471
                                                                           ------------      ------------      -------------

                Net cash provided by investing activities                     2,187,381         2,211,768         8,546,371
                                                                           ------------      ------------      -------------

 Cash flows from financing activities

      Distributions to partners                                                      -         (7,000,000)       (4,168,472)
                                                                           ------------      ------------      -------------

 Net increase (decrease) in cash and cash equivalents                         3,000,629        (3,634,243)        4,504,175

 Cash and cash equivalents, beginning of year                                 4,639,050         8,273,293         3,769,118
                                                                           ------------      ------------      -------------

 Cash and cash equivalents, end of year                                    $  7,639,679       $ 4,639,050       $ 8,273,293
                                                                           ============      ============      ============


 Supplemental disclosure of cash flow information

      Interest paid                                                        $    286,405        $  293,870        $  309,566
                                                                           ============      ============      ============

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

    Net income (loss) and distributions per unit of limited partnership interest

    Net income (loss) and distributions per unit of limited partnership interest is computed based upon the number of units outstanding (330,004) for the year.

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

CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

    The Investment General Partner of the Partnership, RAM Funding, Inc. (the "Investment General Partner") and the Administrative General Partner, Resources Capital Corp. (the "Administrative General Partner") are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). RAM Funding, Inc and Resources Capital Corp. were, until November 3, 1994, wholly-owned subsidiaries of Integrated. As of February 28, 1995, the Associate General Partner of the Partnership is Presidio AGP Corp. ("Presidio AGP"), a Delaware Corporation, which replaced Z Square G Partners II, a New York general partnership comprised of a general partnership and individuals who were all former officers, directors and significant shareholders of Integrated. As a result of the reorganization plan relating to Integrated's bankruptcy, indirect ownership of the Administrative General Partner, the Investment General Partner and the Associate General Partner was purchased by Presidio. The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may in the future, be in direct competition with the Partnership.

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

    On November 2, 1997, the Administrative Services Agreement between Presidio and Wexford expired. Effective November 3, 1997, Wexford and Presidio entered into a new Administrative Services Agreement (the "ASA") which expired on May 3, 1998. Under the terms of the ASA, Wexford provided consulting and administrative services to Presidio and its affiliates, including the General Partners and the Partnership. Presidio also entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"). Under the terms of the management agreement, NorthStar Presidio provides the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. During 1999 and 1998, amounts paid to NorthStar Presidio for management and administrative services amounted to $11,211 and $3,000, respectively.

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

    As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy protection.

    In order to facilitate the Agent's provision of asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partners resigned and nominees of the Agent were elected as the officers and directors of the General Partners. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partners do not believe this transaction will have a material effect on the operations of the Partnership.

    The Partnership has invested principally in mortgage loans on properties owned or acquired by privately syndicated limited partnerships originally sponsored by Integrated. Transactions entered into between the Partnership and affiliates of Integrated were subject to inherent conflicts of interest.

    The Administrative General Partner is entitled to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Limited Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned asset management fees of $75,334 and $151,989, including accrued interest of $73,527 and $144,758 for the years ended December 31, 1998 and 1997, respectively. No asset management fee was earned for the year ended December 31, 1999. In May 1999, the Administrative General Partner was paid $891,608 representing the accumulated interest portion of the deferred asset management fees.

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

    The Administrative General Partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee was deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. The Administrative General Partner earned mortgage servicing fees of $33,943 and $71,880, including accrued interest of $20,378 and $42,817, for the years ended December 31, 1998, and 1997, respectively. No mortgage servicing fee was earned for the year ended December 31, 1999.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

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

    Amounts due to the Administrative General Partner for asset management and mortgage servicing fees (including accrued interest), consist of the following:

                                                      December 31,
                                                ------------------------

                                                    1999         1998
                                                -----------   ----------

         Asset management fee                   $   460,892   $1,352,500
         Mortgage servicing fee                        -           -
                                                -----------   ----------

                                                $   460,892   $1,352,500
                                                ===========   ==========

    On November 17, 1999, Big Horn Associates, LLC ("Big Horn"), a wholly-owned subsidiary of Presidio, commenced a tender offer to purchase limited partnership units of the Partnership. Prior to the expiration of the tender offer in December 1999, Big Horn purchased 46,766 limited partnership units for $22 per unit, which represents approximately 14.2% of the Partnership's outstanding limited partnership units.

    The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the Administrative General Partner, 0.1% to the Investment General Partner, and 0.1% to the Associate General Partner.

4   INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES

    The Partnership invested in nonrecourse, zero-coupon junior mortgage loans. Collection of amounts due on the Partnership's junior mortgage loans is solely dependent upon the sale or refinancing of the underlying properties at amounts sufficient to satisfy the Partnership's mortgage loans, after payment of the senior mortgage notes owned by unaffiliated third parties. At December 31, 1999, the Partnership has one outstanding mortgage loan remaining, the West Palm loan.

    The properties which collateralize the Partnership's mortgage loans have experienced varying degrees of operating problems. The Stockfield, Century Park, Clovine, Park Place, Lenox Towers and LAX loans were ultimately lost when the senior lenders foreclosed on the properties securing the Partnership's mortgage loans. The Brentwood Place, Berkeley Western, Research Triangle, West Palm, Pike Creek and Boram loans have been restructured to allow the Partnership a possible equity participation in the future sales or refinancing of the properties. The Partnership subsequently lost its equity participation in the Boram loan, as the senior lender was paid off at a discount. The Brentwood Place, Research Triangle, Pike Creek and Berkeley Western participation interests were paid to the Partnership after the underlying properties securing the respective loans were sold.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


4   INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

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

    In January 1993, BW Associates filed for protection under Chapter 11 of the United States Bankruptcy Code. A plan of reorganization filed by BW Associates (the "Plan") was confirmed by the bankruptcy court on November 14, 1994. Some of the more relevant terms of the Plan, which was consummated in December 1994, are summarized as follows:

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

    Upon repayment of all outstanding principal and interest of the New Note, all economic benefits (net sale proceeds, refinancing proceeds and distributable net cash flow) shall be apportioned as follows:

    a) The Partnership was to receive a total and maximum priority distribution of $550,000 (inclusive of any previous priority distributions paid from net refinancing proceeds and from distributable net cash flow, if any). A non-interest bearing note for $550,000 replaced the original loan of $2,250,000 made by the Partnership to BW Associates.

    b) The next $6,000,000 of proceeds was to be allocated pari passu, 25% to Guaranty Federal, 44% to the Partnership, and 31% to BW Associates.

    c) Any additional amounts were to be allocated pari passu, 12.5% to Guaranty Federal, 43.75% each to BW Associates and the Partnership.

    The entire carrying value of this loan of $2,481,562 had been written off during 1990.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


4   INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

    On August 20, 1999, the property underlying the Berkeley Loan was sold to an unaffiliated third party for $19,500,000. In accordance with the terms of the New Note, the Partnership received $3,887,555 representing repayment of the New Note and its share of participation in sale proceeds. Also, approximately $218,000 was held back by BW Associates in accordance with the sale agreement for expected costs related to the sale. As a result, the Partnership has recorded a recovery of loan losses in the amount of $2,481,562 and interest income of $1,405,993 during the year ended December 31, 1999.

    Brentwood Place loan

    The Brentwood Place loan was made to BP Shopping Center Associates ("BP Associates") in an original principal amount of $1,900,000 and was secured by a shopping center in Brentwood, Tennessee. Decreasing rental rates, combined with several merchant failures, reduced cash flow, which in turn, caused BP Associates to default on their first mortgage debt service obligations to Northwestern Mutual Life Insurance Company ("Northwestern") in February 1991. BP Associates had continued cash flow deficiencies and its inability to restructure its existing indebtedness led to BP Associates filing for protection under Chapter 11 of the United States Bankruptcy Code on May 16, 1991. In December 1992, a Plan of Reorganization was approved by all creditor classes, including the Partnership, and confirmed by the bankruptcy court.

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

    Through a loan modification, debt service payments to the first mortgage holder were modified to require interest only payments for a five month period from August 1993 through December 1993. In addition, one debt service payment due in July 1993, was deferred entirely and added to the outstanding principal of the first mortgage. In January 1994, payments of principal and interest resumed. However, beginning in February 1994, a new modification with essentially the same terms as the first modification was implemented. This modification required interest only payments at the

4 INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued) rate of 10.5% per annum through January 1995 except for the payment due June 1994, which has been deferred entirely and added to the outstanding principal balance of the first mortgage. The payments of principal and interest resumed with the payment due February 1, 1995.

    The first mortgage matured in December 31, 1995, since which time West Palm had been engaged in extensive negotiations with the first mortgage holder (Hancock) in an effort to obtain a long-term restructuring. Hancock was unwilling to modify the first mortgage and on July 1, 1996, declared the mortgage to be in default, and informed West Palm that it would immediately seek the appointment of a receiver and begin foreclosure proceedings. As a result, on July 2, 1996, West Palm filed for protection under Chapter 11 of the United States Bankruptcy Code. Although the bankruptcy protection enabled West Palm to avoid an imminent foreclosure, there was no assurance that West Palm would be able to successfully restructure its debt service obligations on the first mortgage. The Partnership had reserved the entire carrying value of the West Palm loan in 1993. The Partnership filed a Proof of Claim for all outstanding principal, accrued interest, prepayment penalties, additional interest and all other costs and obligations of West Palm to the Partnership.

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

    West Palm has approached the General Partners seeking to restructure the Partnership's loan. After a series of negotiations, the current proposal provides for the loan to be restructured so that the Partnership would receive from the proceeds of a sale of West Palm's property, after satisfaction of all prior loans, certain expenses and closing costs, an amount equal to the first $1,200,000 of the remaining sale proceeds, if any, plus 60% of an additional sales proceeds. The General Partners are evaluating this proposal in light of the fact that (i) if the first mortgage lender were to foreclose, the Partnership's interest could be extinguished and (ii) the Partnership's loan does not mature until 2017 with no required payments prior to such date. The main benefit to the Partnership of this proposal is that it provides an incentive to West Palm to seek to dispose of its property currently which could result in the Partnership receiving a return on its investment.

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

4   INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

    Due to the uncertainty associated with the ultimate collectibility of the Pike Creek loan, an allowance for loan losses was established during 1995, which reduced the carrying value of the loan to $1,050,832.

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

    Due to the uncertainty associated with the ultimate collectibility of the Stockfield loan, an allowance for loan losses in the amount of $2,106,000 was provided in 1995, which reduced the carrying value of the loan to $2,340,260. In August 1995, the Partnership entered into an agreement with Stockfield to restructure the Stockfield loan (the "Restructuring"). The Restructuring was premised upon Stockfield satisfying the following conditions: (i) the existing lease with Shell was to be replaced by a bond type net lease which extended the expiration date of the property lease,
    (ii) the first mortgage was to be refinanced or restructured and (iii) the net present value of the cash flow available to Stockfield from the restructured lease, after payment of debt service on the refinanced/restructured first mortgage indebtedness (the "Net Cash Flow"), was to be equal to or greater than $8 million, using an annual discount factor of 8% without regard to the final residual value of the property owned by Stockfield.

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

        Information with respect to the Partnership's mortgage loans is summarized as follows:


                                                                                Original        Mortgage
                                    Interest       Compound        Loan         Maturity         Amount        Purchased
 Description                        Rate %         Period          Date           Date          Advanced       Interest
----------------------------     -------------    ----------    ----------    -----------    ---------------  -----------

 Office Buildings

 Berkeley Western (c)(i)            14.50%          Annual       20-Dec-85        (i)           $ 2,250,000       $ 94,079
      Berkely, CA
 Stockfield Associates (c)(h)       14.50%          Annual       1-Apr-86         (h)             4,200,000        137,142
      Bakersfield, CA
 Research Triangle (c)(j)           13.675%        Monthly       1-Jan-88         (j)             3,000,000              -
      Raleigh Durham, NC

 Shopping Centers

 Big Valley Associates (d)(b)       13.40%         Monthly       16-Dec-87     31-Dec-99          1,305,000              -
      Wilmington, DE
 B.P. Associates (c)(e)             13.40%         Monthly       7-Jan-88         (e)             1,900,000              -
      Brentwood, TN
 Residential
 West Palm (c)(f)

      Los Angeles, CA                7.00%          Annual       16-Jun-88     1-Jul-2000         9,200,000              -

 Industrial/Commercial

 Tri-State (c) (g)                  13.46%         Monthly       22-Jun-88    30-Jun-2000        1,800,000              -
                                                                                              -------------   -------------
      Kentucky, Nebraska,
      Pennsylvania
                                                                                              $ 23,655,000      $ 231,221
                                                                                              =============   =============


                                                    Interest recognized
                                                 -------------------------
                                    Mortgage      Year ended
                                   Placement     December 31,     1998 and                    Write-offs,      Payments
 Description                          Fee           1999           Prior        Reserves     net of recoveries Received
------------------------------    -------------  --------------   -----------   ---------   ------------------ ----------

 Office Buildings
 Berkeley Western (c)(i)
      Berkely, CA                 $    137,483     $ 1,405,993   $         -    $         -   $           -    $(3,887,555)
 Stockfield Associates  (c)(h)
      Bakersfield, CA                  254,378               -        89,000              -      (4,680,520)             -
 Research Triangle (c)(j)
      Raleigh Durham, NC               175,953               -     2,068,560              -      (3,278,102)    (1,966,411)

 Shopping Centers
 Big Valley Associates (d)(b)
      Wilmington, DE                    57,185                     2,494,763              -               -     (3,856,948)
 B.P. Associates (c)(e)
      Brentwood, TN                    111,437               -        69,693              -        (777,244)    (1,303,886)

 Residential
 West Palm (c)(f)

      Los Angeles, CA                  539,589               -             -     (5,000,000)     (4,739,589)             -

 Industrial/Commercial
 Tri-State (c) (g)

      Kentucky, Nebraska,
      Pennsylvania                    105,572               -      3,787,627             -               -      (5,693,199)
                                  ------------    ------------   -----------   ------------   -------------   ------------

                                  $ 1,381,597     $ 1,405,993    $ 8,509,643   $ (5,000,000)  $ (13,475,455)  $(16,707,999)
                                  ============    ============   ===========   =============  ==============  ============

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


 4      INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

                                                                         Contractual
                                         Carrying value                  Balance (a)
                                         December 31,                   December 31,
                                     --------------------           ---------------------
 Description                           1999         1998              1999         1998
-------------                        --------     -------           --------     --------

 Office Buildings
 Berkeley Western (c)  (i)           $      -     $     -          $       -    $       -
      Berkely, CA
 Stockfield Associates   (c) (h)            -           -                  -            -
      Bakersfield, CA
 Research Triangle (c) (j)                  -           -                  -            -
      Raleigh Durham, NC

 Shopping Centers
 Big Valley Associates (d) (b)              -           -                  -            -
      Wilmington, DE
 B.P. Associates (c) (e)                    -           -                  -            -
      Brentwood, TN

 Residential
 West Palm (c) (f)                          -           -            6,070,323    5,673,199
      Los Angeles, CA

 Industrial/Commercial
 Tri-State (c) (g)

      Kentucky, Nebraska,
      Pennsylvania                          -            -                 -            -
                                     --------     --------         -----------  -----------


                                     $      -     $      -         $ 6,070,323  $ 5,673,199
                                     --------     --------         -----------  -----------

(a) Contractual balance represents the amount to be paid by the borrower if the loan were liquidated as of December 31, of each year, including principal plus interest earned to such date but not including any appreciation interest.
(b) During 1996, the Partnership amended and restated this loan. The new loan of $830,000 consisted of two components; $500,000 and $330,000 which bore interest at 7% and 12% per annum, respectively, plus equity participation.
(c)  These loans are accounted for under the investment method.
(d)  These loans are accounted for under the interest method.
(e) In December 1992, a Plan of Reorganization was confirmed and the Partnership received Equity Participation Certificates. In February 1997, the property was sold and the partnership received $1,224,861 for its share of the Equity Participation Certificates. During 1998, the Partnership recorded an additional $79,025 of recoveries of loan losses for amounts received in early 1999.
(f) This loan was restructured to reduce the indebtedness to $5,000,000 with interest accruing at 7% per annum and the maturity date was extended to February 2017.
(g)  This loan was repaid in January 1997.
(h) The property securing this loan was foreclosed upon by the senior lender in April 1997. The Partnership lost its entire investment in this loan.
(i) In November 1994, a Plan of Reorganization was confirmed which converted the Partnership's original investment into a non-interest bearing note for $550,000 and participating interest in the future sale of the property. During 1999, the Partnership received $3,887,555 in satisfaction of this loan.
(j) During 1995, the Partnership conveyed its interest in this loan in exchange for a participation interest in the cash flow of the Senior Wrap Mortgage holder and in September 1997 the Partnership received $1,966,411 in satisfaction of such participation interest.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


4   INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

    A summary of mortgage activity is as follows:

                                      Investment     Interest
                                        Method        Method        Total
                                      -----------   -----------  ------------

      Balance, January 1, 1997        $ 7,977,396   $ 3,976,124  $ 11,953,520

      Recovery of (provision for)
        loan loss                      (2,340,260)      604,155    (1,736,105)

      Payments received on mortgage
        loans                          (5,693,199)   (3,191,272)   (8,884,471)

      Interest recognized                  56,063        75,408       131,471
                                      -----------   -----------  ------------

      Balance, December 31, 1997            -         1,464,415     1,464,415

      Recovery of loan loss                 -         1,129,857     1,129,857

      Payments received on mortgage
        loans                               -        (3,935,973)   (3,935,973)

      Interest recognized                   -         1,341,701     1,341,701
                                      -----------   -----------  ------------

      Balance, December 31, 1998            -             -             -

      Recovery of loan loss             2,481,562         -         2,481,562

      Payments received on mortgage
        loans                          (3,887,555)        -        (3,887,555)

      Interest recognized               1,405,993         -         1,405,993
                                      -----------   -----------  ------------

      Balance, December 31, 1999      $     -       $     -      $      -
                                      ===========   ===========  ============

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

4   INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

    Unaudited financial information for mortgage loans accounted for under the investment method, which exceed 10% of the Partnership's original capital contributions, is summarized as follows:

                                                   December 31,
                                      ---------------------------------------
                                         1999          1998         1997
      West Palm                       (Unaudited)  (Unaudited)   (Unaudited)
      ---------                       -----------  -----------   -----------

      Real estate assets              $     *      $      *      $        *
      Total liabilities               $     *      $      *      $        *
      Rental income                   $     *      $      *      $        *
      Net operating loss              $     *      $      *      $        *


    * 1999, 1998 and 1997 unaudited financial information for West Palm is not available to the Partnership.

5   REAL ESTATE - NET

    On April 1, 1993 the Partnership acquired title by foreclosure and assumed ownership responsibilities of a hotel property, the Richmond Comfort Inn Executive Center, located in Richmond, Virginia, which was part of the Partnership's collateral for the Southern Inns loan.

    The Partnership had originally loaned Southern Inns $4,000,000 secured by seven properties, one of which was this hotel. The Partnership acquired title by foreclosure to this property subject to a first mortgage. The Partnership has recorded the land and buildings acquired by the foreclosure at an initial cost equal to the existing first mortgage. The operating revenue and expenses of the hotel are reflected in the statements of operations.

    A summary of the Partnership's real estate is as follows:

                                                        December 31,
                                                ------------------------

                                                    1999         1998
                                                -----------   ----------

         Land                                   $   444,700   $  444,700
         Buildings and improvements               4,305,479    4,095,249
                                                -----------   ----------
                                                  4,750,179    4,539,949
         Less: accumulated depreciation            (726,123)    (574,571)
                                                -----------   ----------

                                                $ 4,024,056   $3,965,378
                                                ===========   ==========

    The land, building and improvements are pledged to collateralize the mortgage loan payable (Note 6).

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


6   MORTGAGE LOAN PAYABLE

    In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note, secured by a first mortgage on the hotel property. Interest rates on the loan are adjustable every five years with a current interest rate of 8.5% effective through April 2002. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan presently requires monthly payments of interest and principal aggregating $33,701. Interest expense for the years ended December 31, 1999, 1998 and 1997 amounted to $286,405, $293,870 and $309,566, respectively. The loan is held by the Resolution Trust Company and the lender was permitted to accelerate the note as of April 1, 1997, and thereafter with six months notice. The Partnership has not received any notice of acceleration from the lender. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

    Minimum principal payments on the mortgage loan payable during the next five years and thereafter, based upon the current interest rate, are as follows:

         Year ending December 31,
            2000                                      $     99,332
            2001                                           108,112
            2002                                           117,668
            2003                                           128,069
            2004                                           139,389
            Thereafter                                   2,734,434
                                                      ------------

                                                      $  3,327,004
                                                      ============

7   PARTNERS' EQUITY

    The General Partners hold a 5% equity interest in the Partnership. However, at the inception of the Partnership, the General Partners' equity account was credited with only the actual capital contributed in cash, $1,000. The Partnership's management determined that this accounting did not appropriately reflect the Limited Partners' and the General Partners' relative participations in the Partnership's net assets, since it did not reflect the General Partners' 5% equity interest in the Partnership. The Partnership reallocated $4,124,051 (5% of the gross proceeds raised at the Partnership's formation) of the partners' equity to the General Partners' equity account. This reallocation was made as of the inception of the Partnership. The reallocation had no impact on the Partnership's financial position, results of operations, cash flows, distributions to partners, or the partners' tax basis capital accounts.

9   RECONCILIATION   OF  NET  INCOME  (LOSS)  AND  NET  ASSETS  PER  FINANCIAL
    STATEMENTS TO TAX BASIS

    The Partnership recognizes interest income on all of its investments in mortgage loans for tax purposes using the interest method. For financial statement purposes mortgage loans accounted under the investment method recognize income as described in Note 2.

    A reconciliation of net income (loss) per financial statements to the tax basis of accounting is as follows:

                                               Year ended December 31,
                                         ------------------------------------

                                             1999        1998        1997
                                          ----------  ----------  ------------

      Net income (loss) per financial
         statements                       $4,053,650  $2,514,019  $(1,225,720)

      Interest income recognized for
          tax purposes in excess of
          (less than) financial
          statements                      (1,008,869)    371,144      271,203

      Fees to affiliates recognized
          for tax purposes (in excess of)
          less than financial statements    (315,865)    (81,442)     141,213

      Tax depreciation in excess of
          financial statement
          depreciation                       (45,276)    (42,780)     (57,622)

      Provision for (recovery of) loan
          losses for financial statement
          purposes in excess of amounts
          reported for tax purposes       (2,481,562)        -      1,736,105

      Provision for uncollected accounts
          not recognized for tax
          purposes                           (27,656)     36,248        -

      Tax write-up (write-off) of loans
          previously reserved for
          financial statements             3,887,555         -    (32,474,044)
                                          ----------  ---------- -------------

      Net income (loss) per tax basis     $4,061,977  $2,797,189 $(31,608,865)
                                          ==========  ========== =============

9 RECONCILIATION OF NET INCOME(LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (continued)

    The differences between the Partnership's net assets per financial statements to the tax basis of accounting are as follows:

                                                      December 31,
                                                ------------------------

                                                    1999         1998
                                                -----------   ----------

      Net assets per financial statements       $ 7,844,156   $3,790,506
      Interest income recognized for financial
         statement purposes less than amounts
         recognized for tax purposes              1,069,952      672,828

      Allowance for loan losses                   5,000,000    5,000,000

      Syndication costs                           3,918,690    3,918,690

      Other asset                                     8,592       36,248

      Due to affiliates                               -          315,865

      Cumulative tax depreciation in excess of
         financial statement depreciation          (228,957)    (183,681)
                                                -----------   ----------
      Net assets per tax basis                  $17,612,433   $13,550,456
                                                ===========   ===========

                                                                    Schedule III
              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

             Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1999


                                                                 COSTS CAPITALIZED                GROSS AMOUNT AT
                                         INITIAL COST TO           SUBSEQUENT TO                     CLOSE OF
                                          PARTNERSHIP*              ACQUISITION                       PERIOD
                                      ------------------------ ---------------------   ------------------------------------


                          ENCUMB-                 BUILDING AND              CARRYING               BUILDING AND
     DESCRIPTION          RANCES        LAND      IMPROVEMENTS IMPROVEMENTS  COSTS       LAND      IMPROVEMENTS    TOTAL
-------------------    ------------   ---------- ------------- ------------ --------   ---------   ------------ -----------

 Comfort Inn
      Hotel
      Richmond, VA     $ 3,327,004    $ 444,700  $ 3,303,821   $1,001,658   $      -   $ 444,700   $4,305,479   $ 4,750,179
                       ============   ========== ============  ===========  ========   =========   ===========  ============




                                                                          LIFE ON WHICH
                                                                         DEPRECIATION IN
                                                                         LATEST STATEMENT
                              ACCUMULATED    DATE OF          DATE       OF OPERATIONS IS
     DESCRIPTION              DEPRECIATION CONSTRUCTION    ACQUIRED         COMPUTED
-------------------          ------------- ------------    ---------    -------------------

 Comfort Inn
      Hotel
      Richmond, VA             $ 726,123       N/A           4/1/93       7 - 40 YEARS
                               ==========                                Straight - line
                                                                             method




                                                                                     Year ended December 31,

 (A) RECONCILIATION OF REAL ESTATE OWNED                                         1997         1998          1999
                                                                              ----------   ------------  ----------

 Balance at beginning of year                                                  $4,058,138   $ 4,320,993  $ 4,539,949
 Additions during year

      Improvements                                                               262,855       218,956      210,230
                                                                              ----------   ------------  ----------

 Balance at end of year                                                       $4,320,993   $ 4,539,949  $ 4,750,179
                                                                              ===========  ============ ===========


                                                                                     Year ended December 31,

 (B) RECONCILIATION OF ACCUMULATED DEPRECIATION                                  1997         1998          1999
                                                                              ----------   ------------  ----------
 Balance at beginning of year                                                   $ 327,854     $ 421,480    $ 574,571
 Additions during year
      Depreciation                                                                93,626       153,091      151,552
                                                                              ----------   ------------  ----------

 Balance at end of year                                                        $ 421,480     $ 574,571    $ 726,123
                                                                              ==========   ============  ==========


 *Aggregate cost for federal income tax purposes is $4,750,179 at December 31, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of Registrant

Registrant has no officers or directors. The Investment General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The officers and directors of the Administrative General Partner and the Associate General Partner, in their respective capacities as such, do not devote any material amount of their business time and attention to Registrant's affairs. The names and positions held by the officers and directors of the Investment General Partner are described below. The officers and directors of the Administrative General Partner and the Associate General Partner are the same as the officers and directors of the Managing General Partner.

                                                             Has Served as
                            Position Held with the      Has Served as a Director
Name                       Managing General Partner        or Officer Since
----                       ------------------------        ----------------

Michael L. Ashner         President and Director                  10-99

David G. King, Jr.        Vice President                          11-97

Peter Braverman           Executive Vice President                10-99

Lara K. Sweeney           Vice President and Secretary            10-99

Carolyn Tiffany           Vice President and Treasurer            10-99

      Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

      David G. King, Jr., 37, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. He is also a Vice President of the General Partner. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

      Peter Braverman, age 48, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

      Lara K. Sweeney, age 27, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

      Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.


                                     III-1

Each director and officer of the General Partners will hold office until the next annual meeting of stockholders of the General Partners and until his successor is elected and qualified.

One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

There are no family relationships among the officers and directors of the General Partners.

Item 11.    Executive Compensation

Registrant is not required to and did not pay remuneration to the officers and directors of the Investment General Partner, the Administrative General Partner or the general partners of the former or current Administrative General Partner. Certain executive officers and directors of the General Partners receive compensation from affiliates of the General Partners (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant; however, the Administrative General Partner believes that any compensation attributable to services performed for Registrant is not material. See Item 13, "Certain Relationships and Related Transactions."

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      Except as noted below, no person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2000:

                                          Number of
      Name of Beneficial Owner            Units owned       % of Class
      ------------------------            -----------       ----------

      Bighorn Associates I LLC(1)         46,776                  14.2%

(1) The principal business address of Bighorn Associates I LLC ("Bighorn") is 527 Madison Avenue, New York, New York 10022.

(2) 46,766 units were acquired pursuant to a tender offer commenced on November 17, 1999.

      In addition to the Units owned by Bighorn, affiliates of Presidio own 2,801 Units representing less than 1% of the total outstanding units. No General Partner or their respective officers and directors own any Units.

      There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.    Certain Relationships and Related Transactions

The General Partners have, during Registrant's year ended December 31, 1999, earned or received compensation or payments for services from or with respect to Registrant as follows:

--------------------------------------------------------------------------------
Name of Recipient                Capacity in Which Served       Compensation
--------------------------------------------------------------------------------
Resources Capital Corp.          Servicing of Mortgage Loans    $  -     (1)
--------------------------------------------------------------------------------
Resources Capital Corp.          Management   of   Registrants' $  -     (2)
--------------------------------------------------------------------------------
Resources Capital Corp.          General Partner                $196,060 (3)
--------------------------------------------------------------------------------
RAM Funding, Inc.                General Partner                $  4,085 (3)
--------------------------------------------------------------------------------
Presidio AGP Corp.               General Partner                $  4,085 (3)
--------------------------------------------------------------------------------


                                     III-2

(1) This amount represents fees (and interest) earned by the Administrative General Partner for servicing Mortgage Loans, which fees equal 1/4 of 1% of the outstanding principal amount of the Mortgage Loans. No fees were earned during 1999.

(2) This amount represents fees (and interest) earned 9by the Administrative General Partner for managing the affairs of Registrant, which fees equal 1/4 of 1% of the Net Asset Value per annum of Registrant (as defined in Registrant's Partnership Agreement). No fees were earned during 1999.

(3) The General Partners, pursuant to the Partnership Agreement, are entitled to receive 5% of Registrant's income, loss, capital and distributions (4.8% to the Administrative General Partner, .1% to the Investment General Partner and .1% to the Administrative General Partner) including, without limitation, Registrant's cash flow from operations and disposition proceeds. For the year ended December 31, 1999, the General Partners were allocated taxable income of $204,230, representing $196,060 to the Administrative General Partner, $4,085 to the Investment General Partner and $4,085 to the Administrative General Partner.

      In addition, certain officers and directors of the General Partners receive compensation from the General Partners and/or their affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant.

(4) On November 17, 1999, Big Horn Associates, LLC ("Big Horn"), a wholly owned subsidiary of Presidio, commenced a tender offer to purchase units in Registrant. Prior to the expiration of the tender offer in December 1999, Big Horn purchased 46,766 limited partnership units for $22 per unit, which represents approximately 14.2% of the outstanding limited partnership units of Registrant.





                                     III-3

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

(a)(3)      Exhibits:
            --------

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

      (B) Agreement among the Administrative General Partner, the Administrative General Partner and Integrated Resources, Inc. (incorporated by reference to Exhibit 10C to the Registration Statement).

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

      (XX) Amended and Restated Note between Big Valley Associates and Registrant dated November 21, 1996.

      (YY) Amended and Restated Note between West Palm Associates Limited Partnership and Registrant dated February 19, 1997.

(b)  Reports on Form 8-K

      Registrant filed the following reports on Form 8-K during the last quarter of the fiscal year:

      Item 5 - other events, dated November 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2000.

RESOURCES ACCRUED MORTGAGE
INVESTORS L.P. - SERIES 86

By:   RESOURCES CAPITAL CORP.
      Administrative General Partner

                                                                      Date
                                                                      ----

By:   /s/ Michael L. Ashner                                      March 28, 2000
      -----------------------
      Michael L. Ashner
      President and Director


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

      Signature                  Title                              Date
      ---------                  -----                              ----

/s/ Michael L. Ashner            Director and President           March 28, 2000
----------------------------
Michael L. Ashner



/s/ Carolyn Tiffany              Vice President and Treasurer     March 28, 2000
----------------------------
Carolyn Tiffany

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

      (B) Agreement among the Administrative General Partner, the Administrative General Partner and Integrated Resources, Inc. (incorporated by reference to Exhibit 10C to the Registration Statement).

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