Form 10-Q
period 2000-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2000-05-15
CIK 779231

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

                  For the quarterly period ended March 31, 2000

                                       OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

                          5 Cambridge Center, 9th Floor
                         Cambridge, Massachusetts 02142
                    (Address of principal executive offices)

                                 (617) 234-3000
              (Registrant's telephone number, including area code)

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

                       Yes  /x/            No / /

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

    BALANCE SHEETS - March 31, 2000 and December 31, 1999 ..................   1


    STATEMENTS OF OPERATIONS - For the three months ended March 31, 2000
         and 1999 ..........................................................   2


    STATEMENT OF PARTNERS' EQUITY - For the three months ended
         March 31, 2000 ....................................................   3


    STATEMENTS OF CASH FLOWS - For the three months ended
         March 31, 2000 and 1999 ...........................................   4


    NOTES TO FINANCIAL STATEMENTS ..........................................   5


  ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS .............................  10

  ITEM 3   QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........  11


PART II - OTHER INFORMATION


  ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K ................................  12

SIGNATURES .................................................................  13

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                                         March 31,  December 31,
                                                           2000        1999
                                                           ----        ----
ASSETS

    Cash and cash equivalents                          $ 2,116,415   $ 7,639,679
    Investment in mortgage loan (net of allowance
       for loan losses of $5,000,000)                           --            --
    Real estate - net                                    3,987,803     4,024,056
    Other assets                                           448,624       165,171
                                                       -----------   -----------

                                                       $ 6,552,842   $11,828,906
                                                       ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities
    Mortgage loan payable                              $ 3,302,954   $ 3,327,004
    Due to affiliates                                      460,892       460,892
    Accounts payable and accrued expenses                  155,254       196,854
                                                       -----------   -----------

          Total liabilities                              3,919,100     3,984,750
                                                       -----------   -----------

Commitments and contingencies

Partners' equity
    Limited partners' equity (330,004 units
       issued and outstanding)                           2,502,105     7,451,999
    General partners' equity                               131,637       392,157
                                                       -----------   -----------

          Total partners' equity                         2,633,742     7,844,156
                                                       -----------   -----------

                                                       $ 6,552,842   $11,828,906
                                                       ===========   ===========

                       See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                            STATEMENTS OF OPERATIONS

                                                      For the three months ended
                                                                March 31,

                                                           2000          1999
                                                           ----          ----

Revenues
    Operating income - real estate                       $337,610      $321,417
    Short-term investment interest                         47,172        49,410
    Other income                                               --       106,760
                                                         --------      --------

                                                          384,782       477,587
                                                         --------      --------

Costs and expenses
    Operating expenses - real estate                      245,089       240,524
    Mortgage loan interest expense                         70,615        72,326
    General and administrative                             28,943        43,291
    Depreciation expense                                   39,959        37,894
                                                         --------      --------

                                                          384,606       394,035
                                                         --------      --------

Net income                                               $    176      $ 83,552
                                                         ========      ========


Net income attributable to
    Limited partners                                     $    167      $ 79,374
    General partners                                            9         4,178
                                                         --------      --------

                                                         $    176      $ 83,552
                                                         ========      ========

Net income per unit of limited partnership
    interest (330,004 units outstanding)                 $     --      $    .24
                                                         ========      ========

                       See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                          STATEMENT OF PARTNERS' EQUITY

                                                  General        Limited        Total
                                                 Partners'      Partners'      Partners'
                                                  Equity         Equity         Equity
                                                  ------         ------         ------
Balance, January 1, 2000                        $   392,157    $ 7,451,999    $ 7,844,156

Net income for the three months ended
   March 31, 2000                                         9            167            176

Distributions to Partners ($15.79 per Limited
    Partnership Unit)                              (260,529)    (4,950,061)    (5,210,590)
                                                -----------    -----------    -----------

Balance, March 31, 2000                         $   131,637    $ 2,502,105    $ 2,633,742
                                                ===========    ===========    ===========

                       See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                            STATEMENTS OF CASH FLOWS

                                                                  For the three months ended
                                                                           March 31,
                                                                           ---------

                                                                      2000           1999
                                                                      ----           ----
(DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS

Cash flows from operating activities
    Net income                                                     $       176    $    83,552
    Adjustments to reconcile net income to net cash
       (used in) provided by operating activities
          Depreciation                                                  39,959         37,894
    Changes in operating assets and liabilities
       Other assets                                                   (283,453)        56,837
       Accounts payable and accrued expenses                           (41,600)        80,782
       Due to affiliates                                                    --          5,000
                                                                   -----------    -----------

             Net cash (used in) provided by operating activities      (284,918)       264,065
                                                                   -----------    -----------

Cash flows from investing activities
    Principal payments on mortgage loan payable                        (24,050)       (22,254)
    Additions to real estate assets                                     (3,706)      (119,381)
                                                                   -----------    -----------

             Net cash used in investing activities                     (27,756)      (141,635)
                                                                   -----------    -----------

Cash flows from financing activities
    Distributions to partners                                       (5,210,590)            --
                                                                   -----------    -----------

Net (decrease) increase in cash and cash equivalents                (5,523,264)       122,430

Cash and cash equivalents, beginning of period                       7,639,679      4,639,050
                                                                   -----------    -----------

Cash and cash equivalents, end of period                           $ 2,116,415    $ 4,761,480
                                                                   ===========    ===========

Supplementary disclosure of cash flow information
    Interest paid                                                  $    70,615    $    72,326
                                                                   ===========    ===========

                       See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

1     INTERIM FINANCIAL INFORMATION

      The summarized financial information of the Resources Accrued Mortgage Investors, L.P. - Series 86 (the "Partnership") contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. The accounting policies used in preparing these financial statements are consistent with those described in the December 31, 1999 financial statements. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

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

      In August 1997, Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the three months ended March 31, 2000 and 1999, reimbursable expenses due to NorthStar Presidio from the Partnership amounted to $0 and $5,000, respectively.

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

2     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

      In order to facilitate the provision by the Agent of the asset management services and the investor relation services, effective October 25, 1999, the officers and directors of the General Partner resigned and nominees of the Agent were elected as the officers and directors of the General Partner. The Agent is an affiliate of Winthrop Financial Associates, a Boston based company that provides asset management services, investor relation services and property management services to over 150 limited partnerships which own commercial property and other assets. The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.

      The Administrative General Partner is entitled to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Limited Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. No assets management fee was earned for the three months ended March 31, 2000 or 1999.

      The Administrative General Partner is also entitled to receive a mortgage-servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. No mortgage-servicing fee was earned for the three months ended March 31, 2000 or 1999.

      Amounts due to affiliates for asset management and mortgage servicing fees consist of the following:

                                              March 31,       December 31,
                                                2000              1999
                                             -----------      ------------

         Asset management fee
           (principally deferred interest)   $   460,892      $   460,892
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

      In addition, affiliates of the General Partners hold a 5% special limited partnership interest in West Palm and hold notes which are secured by a 35.7% limited partner interest in West Palm. To the extent any amounts are paid to such affiliates on account of the loans secured by the limited partner interests, the Partnership is entitled to 50% of such amounts.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

2     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

      Finally, on November 17, 1999, Bighorn Associates, LLC ("Bighorn"), a wholly-owned subsidiary of Presidio Capital Investment Company, LLC, the sole shareholder of Presidio, commenced a tender offer to purchase limited partnership units of the Partnership. Upon the expiration of the tender offer in December 1999, Bighorn purchased 46,766 limited partnership units for $22 per unit, which represents approximately 14.2% of the Partnership's outstanding limited partnership units. Accordingly, Bighorn holds an approximately 14.2% limited partnership interest in the Partnership.

3     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES

      The Partnership originally invested its net proceeds in sixteen non-recourse, zero-coupon junior mortgage loans which aggregated $70,332,103. At March 31, 2000, continues to hold the West Palm loan and the motel property in Richmond, Virginia which the Partnership acquired title to as a result of its foreclosure on the Southern Inns Loan. Collection of amounts due on the Partnership's junior mortgage loans is solely dependent upon the sale or refinancing of the underlying properties at amounts sufficient to satisfy the Partnership's mortgage loans, after payment of the senior mortgage loans held by unaffiliated third parties.

      West Palm loan

      The West Palm loan, in the original principal amount of $9,200,000, was made to West Palm Associates Limited Partnership ("West Palm"). The loan is secured by a 582-unit apartment complex located in Los Angeles, California.

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

3     INVESTMENTS IN MORTGAGE LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

      West Palm loan (continued)

      West Palm previously approached the General Partner seeking to restructure the Partnership's loan. During the course of these negotiations, West Palm entered into an agreement to sell its property to an unaffiliated third party. As a condition to the entering into of this agreement, the Partnership agreed to accept a payment of $5,000,000 in full satisfaction of the West Palm loan. The agreement with West Palm is for the current sale only, and if the sale is not consummated the Partnership and West Palm would be required to continue their negotiations with respect to any future sale. The Partnership has been advised that the sale is subject to numerous conditions including the consent of the limited partners of West Palm. At this time, there can be no assurance that the sale will occur. Due to the uncertainties with respect to the sale of the West Palm property and the potential payment to the Partnership, management has not recorded any loan loss recovery as of March 31, 2000.

      A summary of mortgage activity is as follows:

                                                 Three months ended                       Year ended
                                                   March 31, 2000                      December 31, 1999
                                      ------------------------------------   --------------------------------------
                                      Investment    Interest                  Investment   Interest
                                        Method       Method        Total        Method       Total          Total
                                      ----------   ----------   ----------   -----------  -----------   -----------
         Opening balance              $       --   $       --   $       --   $        --  $        --   $        --
         Recovery of loan losses              --           --           --     2,481,562           --     2,481,562
         Interest recognized                  --           --           --     1,405,993           --     1,405,993
         Payments received on
             mortgage loan                    --           --           --    (3,887,555)          --    (3,887,555)
                                      ----------   ----------   ----------   -----------  -----------   -----------

         Ending balance               $       --   $       --   $       --   $        --  $        --   $        --
                                      ==========   ==========   ==========   ===========  ===========   ===========

      Information with respect to the Partnership's investments in mortgage loans is as follows:

                                                                                 Date        Mortgage                   Mortgage
                      Interest      Compound        Loan         Maturity     Prepayment      Amount      Purchased     Placement
Description             Rate         Period         Date          Date       Permissible     Advanced     Interest        Fee
-----------             ----         ------         ----          ----       -----------     --------     --------        ---
Residential
 West Palm             13.46%        Monthly      16-Jun-88     1-Jul-2000     1-Jul-97     $9,200,000     $     --     $ 539,589
                                                                                            ==========     ========     =========
          Los Angeles, CA

                       Interest recognized                                                      Carrying value
                       --------------------                    Write-offs,                      --------------
                      March 31,      1999 and                    net of        Payments      March 31,   December 31,
Description             2000          Prior       Reserves     Recoveries      Received        2000          1999
-----------             ----          -----       --------     ----------      --------        ----          ----
 Residential
 West Palm           $      --     $      --    $(5,000,000)   $(4,739,589)    $      --     $      --    $      --
                     =========     =========    ===========    ===========     =========     =========    =========
          Los Angeles, CA

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

4     REAL ESTATE

      The Partnership holds fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. A summary of the Partnership's real estate is as follows:

                                              March 31,     December 31,
                                                2000            1999
                                             -----------    ------------

        Land                                 $   444,700    $   444,700
        Building and improvements              4,309,185      4,305,479
                                             -----------    -----------
                                               4,753,885      4,750,179
        Less: accumulated depreciation          (766,082)      (726,123)
                                             -----------    -----------

                                             $ 3,987,803    $ 4,024,056
                                             ===========    ===========

      The land, building and improvements are pledged to collateralize the mortgage loan payable.

5     MORTGAGE LOAN PAYABLE

      In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 nonrecourse promissory note secured by a first mortgage on the hotel property. The mortgage note has a current balance of $3,302,954 at March 31, 2000. Interest rates on the loan are adjustable every five years, with a current interest rate of 8.5%, through April 2002. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta five-year Advance Rate. The loan presently requires monthly payments of interest and principal aggregating $31,526. The loan is currently held by GMAC Commercial Mortgage and the lender is permitted to accelerate the note as of April 1, 1997, and thereafter with six months notice. The Partnership has not received any notice of acceleration from the lender. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The matters discussed in this form 10-Q contain certain forward-looking statements and involve risks uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

      This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

      Liquidity and Capital Resources

      The Partnership invested 100% of the net proceeds of its public offering in zero coupon Junior Mortgage Loans secured by properties owned principally by privately syndicated limited partnerships sponsored by affiliates of the General Partners.

      The Partnership originally invested its net proceeds in sixteen Mortgage Loans, which aggregated $70,332,103. As of March 31, 2000, the Partnership's investments consist of one mortgage loan outstanding, and a hotel, which it acquired through foreclosure. Because the Partnership's remaining loan is a zero-coupon loan, the Partnership receives no guaranteed cash flow from such investment.

      West Palm previously approached the General Partner seeking to restructure the Partnership's loan. During the course of these negotiations, West Palm entered into an agreement to sell its property to an unaffiliated third party. As a condition to the entering into of this agreement, the Partnership agreed to accept a payment of $5,000,000 in full satisfaction of the West Palm loan. The agreement with West Palm is for the current sale only, and if the sale is not consummated the Partnership and West Palm would be required to continue their negotiations with respect to any future sale. The Partnership has been advised that the sale is subject to numerous conditions including the consent of the limited partners of West Palm. At this time, there can be no assurance that the sale will occur. Due to the uncertainties with respect to the sale of the West Palm property and the potential payment to the Partnership, management has not recorded any loan loss recovery as of March 31, 2000.

      The Partnership uses working capital reserves provided from any undistributed cash from temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of March 31, 2000, the Partnership's cash and cash equivalents decreased by $5,523,264 from December 31, 1999 to $2,116,415. The decrease is due to a $5,210,590 distribution to partners in January 2000, $284,918 of cash used in operating activities and $27,756 used in investing activities. Cash used by operating activities was primarily the result of the timing of payments and receipt of cash. Cash used in investing activities consisted of $24,050 of mortgage loan payments and $3,706 of improvements at the Richmond Comfort Inn. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses with respect to its hotel property, in taking legal action or lending additional funds to protect its interest in its remaining mortgage loan or to pay fees. The Partnership's cash flow from the operations of its hotel property is anticipated to be sufficient to meet such property's capital expenditures in the near term.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Liquidity and Capital Resources (continued)

      In January 2000, the Partnership distributed $5,210,589 of which the Limited Partners received $4,950,060 or $15.00 per unit. Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

      Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity

      Results of Operations

      Net income decreased to $176,000 for the three-month period ended March 31, 2000 compared to $83,552 for the same period in the prior year due to lower revenues which were partially offset by decreased expenses.

      Revenues decreased for the three-month period ended March 31, 2000 compared with the corresponding period in the prior year due primarily to a decrease in other income which was partially offset by an increase in operating income. The decrease in other income was due primarily to a decrease in the receipt of transfer fees. Operating income increased as a result of an increase in motel operations revenue of $16,193 or 5% in the three months ended March 31, 2000 compared to the same period in 1999 as a result of higher occupancy at the Richmond Comfort Inn.

      Costs and expenses decreased slightly for the three-month period ended March 31, 2000 compared to the same period in the prior year. The decrease was primarily due to decreases in mortgage loan interest expense and general and administrative expenses, which were partially offset by an increase in operating and depreciation expense at the Richmond Comfort Inn. Mortgage loan interest expense decreased due to the decreased loan balance. General and administrative expenses decreased due to lower legal expenses.

      Inflation

      Inflation and changing economic conditions could adversely affect occupancy, rental rates and operating expenses underlying the Partnership's operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual fund. The Partnership has no loans outstanding.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits: 27. Financial Data Schedule

(b)   Reports on Form 8-K: None.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-Q - MARCH 31, 2000

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

                                   RESOURCES ACCRUED MORTGAGE
                                   INVESTORS, L.P. - SERIES 86

                                   By:    Resources Capital Corp.
                                          Administrative General Partner

Dated: May 14, 2000                       By:    /S/ Michael L. Ashner
                                                 ---------------------
                                                 Michael L. Ashner
                                                 President and Director
                                                 (Principal Executive Officer)


Dated: May 14, 2000                       By:    /S/ Carolyn B. Tiffany
                                                 ----------------------
                                                 Carolyn B. Tiffany
                                                 Vice President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)