Form 10-Q
period 2000-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2000-08-15
CIK 779231

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________


                         Commission file number 0-15724
                                                -------

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.--SERIES 86
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                              13-3294835
  ----------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
     incorporation or organization)


     FIVE CAMBRIDGE CENTER, CAMBRIDGE, MA                         02142-1493
  ----------------------------------------                      --------------
  (Address of principal executive office)                         (Zip Code)


        Registrant's telephone number, including area code (617) 234-3000
                                                           ---------------


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

                                     1 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.--SERIES 86

                             FORM 10-Q JUNE 30, 2000
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                        JUNE 30,    DECEMBER 31,
                                                          2000         1999
                                                       -----------  ------------

ASSETS

Cash and cash equivalents                              $ 7,276,184   $ 7,639,679
Investment in mortgage loan (net of allowance
   for loan loss of $5,000,000 at December 31, 1999)          --            --
Real estate - net                                        3,951,897     4,024,056
Other assets                                               264,455       165,171
                                                       -----------   -----------
         Total Assets                                  $11,492,536   $11,828,906
                                                       ===========   ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Mortgage loan payable                                  $ 3,278,331   $ 3,327,004
Due to affiliates                                          460,892       460,892
Accounts payable and accrued expenses                      111,673       196,854
                                                       -----------   -----------

         Total Liabilities                               3,850,896     3,984,750
                                                       -----------   -----------
Commitments and Contingencies

Partners' Equity:

Limited partners' equity (330,004 units
   issued and outstanding)                               7,259,608     7,451,999
General partners' equity                                   382,032       392,157
                                                       -----------   -----------
         Total Partners' Equity                          7,641,640     7,844,156
                                                       -----------   -----------
         Total Liabilities and Partners' Equity        $11,492,536   $11,828,906
                                                       ===========   ===========



                       See notes to financial statements.

                                     2 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.--SERIES 86

                             FORM 10-Q JUNE 30, 2000


 STATEMENTS OF OPERATIONS (UNAUDITED)                 FOR THE SIX MONTHS ENDED
                                                    ---------------------------
                                                       JUNE 30,        JUNE 30,
                                                        2000            1999
                                                    -----------      -----------
 Revenues:

      Operating income - real estate                $   786,777      $   767,385
      Other income                                       16,816          140,255
      Short term investment interest                     80,375           93,942
                                                    -----------      -----------
         Total revenues                                 883,968        1,001,582
                                                    -----------      -----------
Costs and Expenses:

      Operating expenses - real estate                  554,387          563,039
      Mortgage loan interest expense                    140,571          144,176
      General and administrative                        102,018           96,855
      Depreciation expense                               78,918           74,991
      Recovery of loan loss                          (5,000,000)            --
                                                    -----------      -----------
         Total costs and expenses                    (4,124,106)         879,061
                                                    -----------      -----------
      Net income                                    $ 5,008,074      $   122,521
                                                    ===========      ===========
Net income attributable to:

      Limited partners                              $ 4,757,670      $   116,395
      General partners                                  250,404            6,126
                                                    -----------      -----------
                                                    $ 5,008,074      $   122,521
                                                    ===========      ===========
Net income per unit of limited partnership
      interest (330,004 units outstanding)          $     14.42      $      0.35
                                                    ===========      ===========






                 See notes to consolidated financial statements.

                                     3 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.--SERIES 86

                             FORM 10-Q JUNE 30, 2000


 STATEMENTS OF OPERATIONS (UNAUDITED)                 FOR THE THREE MONTHS ENDED
                                                     ---------------------------
                                                        JUNE 30,        JUNE 30,
                                                         2000            1999
                                                     -----------     -----------

Revenues:

      Operating income - real estate                 $   449,167     $   445,968
      Other income                                        16,816          33,495
      Short term investment interest                      33,203          44,532
                                                     -----------     -----------
         Total revenues                                  499,186         523,995
                                                     -----------     -----------
Costs and Expenses:

      Operating expenses - real estate                   309,298         322,515
      Mortgage loan interest expense                      69,956          71,850
      General and administrative                          73,075          53,564
      Depreciation expense                                38,959          37,097
      Recovery of loan loss                           (5,000,000)           --
                                                     -----------     -----------
         Total costs and expenses                     (4,508,712)        485,026
                                                     -----------     -----------
      Net income                                     $ 5,007,898     $    38,969
                                                     ===========     ===========

Net income attributable to:

      Limited partners                               $ 4,757,503     $    37,021
      General partners                                   250,395           1,948
                                                     -----------     -----------
                                                     $ 5,007,898     $    38,969
                                                     ===========     ===========
Net income per unit of limited partnership
      interest (330,004 units outstanding)           $     14.42     $      0.11
                                                     ===========     ===========






                       See notes to financial statements.

                                     4 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                             FORM 10-Q JUNE 30, 2000

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                                               GENERAL      LIMITED         TOTAL
                                              PARTNERS'    PARTNERS'      PARTNERS'
                                               EQUITY        EQUITY        EQUITY
                                            -----------   -----------    -----------

Balance - January 1, 2000                   $   392,157   $ 7,451,999      7,844,156

    Net income                                  250,404     4,757,670      5,008,074

    Distributions to partners ($15.00
        per limited partnership unit)          (260,529)   (4,950,061)    (5,210,590)
                                            -----------   -----------    -----------

Balance - June 30, 2000                     $   382,032   $ 7,259,608    $ 7,641,640
                                            ===========   ===========    ===========

                       See notes to financial statements.

                                    5 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.--SERIES 86

                             FORM 10-Q JUNE 30, 2000

 STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                           FOR THE SIX MONTHS ENDED
                                                      ---------------------------------
                                                         JUNE 30,          JUNE 30,
                                                          2000              1999
                                                      ---------------    --------------
Cash Flows from Operating Activities:

Net income
                                                         $ 5,008,074    $   122,521
Adjustments to reconcile net income to net cash
 used in operating activities:
      Depreciation                                            78,918         74,991
      Recovery of loan loss                               (5,000,000)          --
      Deferred asset management and mortgage servicing
         fees, net of payments                                  --         (891,608)
      Changes in assets and liabilities:
         Other assets                                        (99,284)        74,922
         Accounts payable and accrued expenses               (85,181)       (40,581)
                                                         -----------    -----------
Net cash used in operating activities                        (97,473)      (659,755)
                                                         -----------    -----------
Cash Flows from Investing Activities:

      Payment received on mortgage loan                    5,000,000           --
      Additions to real estate                                (6,759)      (162,246)
                                                         -----------    -----------
Net cash provided by (used in) investing activities        4,993,241       (162,246)
                                                         -----------    -----------
Cash flow from financing Activities:

      Distribution to partners                            (5,210,590)          --
      Principal payments on mortgage loan payable            (48,673)       (44,931)
                                                         -----------    -----------
Cash used in financing activities                         (5,259,263)       (44,931)
                                                         -----------    -----------
Net decrease in cash and cash equivalents                   (363,495)      (866,932)

Cash and cash equivalents, beginning of period             7,639,679      4,639,050
                                                         -----------    -----------
Cash and cash equivalents, end of period                 $ 7,276,184    $ 3,772,118
                                                         ===========    ===========
Supplementary Disclosure of Cash Flow Information
      Interest paid                                      $   140,571    $   144,176
                                                         ===========    ===========

                       See notes to financial statements.

                                     6 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.--SERIES 86

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

     The summarized financial information of the Resources Accrued Mortgage Investors L.P. - Series 86 (the "Partnership") contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. The accounting policies used in preparing these financial statements are consistent with those described in the December 31, 1999 financial statements. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     RAM Funding, Inc., the investment general partner of the Partnership, Resources Capital Corp., the administrative general partner, and Presidio AGP Corp., the associate general partner, (collectively "General Partners"), are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may in the future, be in direct competition with the Partnership.

     Subject to the rights of the limited partners agreement of the Limited Partnership ("Partnership Agreement"), Presidio controls the Partnership through its indirect ownership of the General Partners. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation.

     In August 1997, Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the six months ended June 30, 2000 and 1999, reimbursable expenses due to NorthStar Presidio from the Partnership amounted to $0 and $6,209, respectively.

     On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

                                     7 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.--SERIES 86

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy.

     The Administrative General Partner is entitled to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. No assets management fee was earned for the six months ended June 30, 2000 and 1999.

     The Administrative General Partner is also entitled to receive a mortgage-servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. No mortgage-servicing fee was earned for the six months ended June 30, 2000 and 1999.

     Amounts due to affiliates for asset management and mortgage servicing fees consist of the following:

                                                June 30,       December 31,
                                                  2000            1999
                                                -------        ------------
     Asset management fee
       (principally deferred interest)          $460,892        $460,892
                                                ========       =============

     There are no amounts outstanding for mortgage servicing fees.

     The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the Administrative General Partner, 0.1% to the Investment General Partner, and 0.1% to the Associate General Partner.

                                     8 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.--SERIES 86

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

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

3.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCES FOR LOAN LOSS

     The Partnership originally invested its net proceeds in sixteen non-recourse, zero-coupon junior mortgage loans which aggregated $70,332,103. At June 30, 2000, the Partnership continues to hold the motel property in Richmond, Virginia, which the Partnership acquired title to as a result of its foreclosure on the Southern Inns Loan.

     West Palm loan

     The loan to West Palm Associates Limited Partnership ("West Palm") was in the original principal amount of $9,200,000. The loan is secured by a 582-unit apartment complex located in Los Angeles, California.

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

     In February 1997, a Plan of Reorganization was filed which called for a restructuring of the Partnership's mortgage, and in September 1997, the restructuring agreement was executed. The Partnership had reduced its indebtedness to $5,000,000, with interest accruing at 7% per annum and extended the maturity date to February 2017. The Partnership was also entitled to a participation interest in the event of a sale of the property.

                                     9 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.--SERIES 86

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


3.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCES FOR LOAN LOSS (CONTINUED)

     West Palm loan (Continued)

     West Palm previously approached the General Partner seeking to restructure the Partnership's loan. During the course of these negotiations, West Palm entered into an agreement to sell its property to an unaffiliated third party. As a condition to the entering into this agreement, the Partnership agreed to accept a payment of $5,000,000 in full satisfaction of the West Palm loan. During the three months ended June 30, 2000, the West Palm property was sold and the Partnership received $5,000,000 in satisfaction of its mortgage loan.

     A summary of mortgage activity is as follows:


                                                  Six Months Ended                                     Year Ended
                                                    June 30, 2000                                  December 31, 1999
                                   ------------------------------------------------  -----------------------------------------------
                                     Investment        Interest                        Investment       Interest
                                       Method           Method          Total            Method          Method          Total
                                   ---------------- --------------- ---------------  --------------- --------------- ---------------
         Opening balance           $      --        $      --       $      --        $     --        $     --        $      --
         Recovery of loan losses       5,000,000           --           5,000,000        2,481,562         --            2,481,562
         Interest recognized               -               --              --            1,405,993         --            1,405,993
         Payments received on
            mortgage loan             (5,000,000)          --          (5,000,000)      (3,887,555)         -           (3,887,555)
                                   ---------------- --------------- ---------------  --------------- --------------- ---------------

         Ending balance            $      --        $      --       $      --        $     --        $     --        $      --
                                   ================ =============== ===============  =============== =============== ===============

     Information with respect to the Partnership's investments in mortgage loans is as follows:

                                                                     Original       Date         Mortgage                  Mortgage
                               Interest     Compound       Loan      Maturity    Prepayment       Amount      Purchase     Placement
                                 Rate        Period        Date        Date      Permissible     Advanced     Interest       Fees
                              ------------ ------------  ---------- ----------- -------------- ------------- ------------ ----------
         Description
         Residential
         West Palm              13.46%       Monthly      6/16/88     7/1/00       7/1/97      $  9,200,000  $    --      $ 539,589
           Los Angeles, CA                                                                     ============  ===========  =========


                               Interest Recognized                                                      Carrying Value
                            ---------------------------           Write-offs                     ------------------------------
                             June 30,     1999 and                  net of          Payments       June 30,       December 31,
                               2000        Prior       Reserves   Recoveries        Received         2000             1999
                            ---------- ------------- ------------ -----------     ------------   ------------    --------------
        Description
        Residential
        West palm           $   --       $   --       $(5,000,000)  $260,411       $  5,000,000     $    --         $     --
          Los Angeles, CA   =========    ==========   ===========   =========      ============     =========       ===========


                                    10 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.--SERIES 86

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


4.   REAL ESTATE

     The Partnership holds fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. A summary of the Partnership's real estate is as follows:

                                                June 30,      December 31,
                                                  2000           1999
                                               ----------     ----------

     Land                                      $  444,700     $  444,700
     Building and improvements                  4,312,238      4,305,479
                                               ----------     ----------
                                                4,756,938      4,750,179

     Less: Accumulated depreciation              (805,041)      (726,123)
                                               ----------     ----------
                                               $3,951,897     $4,024,056
                                               ==========     ==========

     The land, building and improvements are pledged to collateralize the mortgage loan payable.

6.   MORTGAGE LOAN PAYABLE

     In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 non-recourse promissory note secured by a first mortgage on the hotel property. The mortgage note has a current balance of $3,278,331 at June 30, 2000.

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

                                    11 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.--SERIES 86

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

          This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

          Liquidity and Capital Resources

          The Partnership invested 100% of the net proceeds of its public offering in zero coupon Junior Mortgage Loans secured by properties owned principally by privately syndicated limited partnerships sponsored by affiliates of the General Partners.

          The Partnership originally invested its net proceeds in sixteen Mortgage Loans, which aggregated $70,332,103. As of June 30, 2000, the Partnership's investment consists of a hotel which it acquired through foreclosure.

          West Palm previously approached the General Partner seeking to restructure the Partnership's loan. During the course of these negotiations, West Palm entered into an agreement to sell its property to an unaffiliated third party. As a condition to the entering into of this agreement, the Partnership agreed to accept a payment of $5,000,000 in full satisfaction of the West Palm loan. During the three months ended June 30, 2000, the West Palm property was sold and the Partnership received $5,000,000 in satisfaction of its mortgage loan.

          The Partnership uses working capital reserves provided from any undistributed cash from temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of June 30, 2000, the Partnership's cash and cash equivalents decreased by $363,495 from December 31, 1999 to $7,276,184. The decrease is due to a $5,210,590 cash distribution to partners in January 2000 and $48,673 of mortgage loan payments, $97,473 of cash used in operating activities and $4,993,241 of cash provided by investing activities. Cash provided by operating activities was primarily the result of the timing of payments and receipt of cash. Cash used in investing activities consisted of $6,759 of improvements at the Richmond Comfort Inn and the recovery of loan loss of $5,000,000. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses with respect to its hotel property or to pay fees. The Partnership's cash flow from the operations of its hotel property is anticipated to be sufficient to meet such property's capital expenditures in the near term.

                                    12 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.--SERIES 86

                             FORM 10-Q JUNE 30, 2000

                          NOTES TO FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS (CONTINUED)

          Liquidity and Capital Resources (Continued)

          In January 2000, the Partnership distributed $5,210,590 of which the Limited Partners received $4,950,061 or $15.00 per unit. Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

          Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

          Results of Operations

          Net income increased for the three and six month periods ended June 30, 2000 compared with the corresponding periods in the prior year. The increase was primarily due to the recovery of a loan loss of $5,000,000.

          Revenues decreased for the three and six month periods ended June 30, 2000 compared with the corresponding periods in the prior year due primarily to a decrease in other income which was partially offset by a slight increase in operating income. The decrease in other income was due primarily to a decrease in the receipt of transfer fees. This was offset by decreases in short term investment income as a result of lower cash balances available for investment.

          Costs and expenses decreased for the six month period ended June 30, 2000 compared to the same period in the prior year primarily due to the recovery of a loan loss of $5,000,000. The decrease was additionally due to decreases in mortgage loan interest expense and operating expenses, which were partially offset by an increase in general and administrative expenses and depreciation expense at the Richmond Comfort Inn. Mortgage loan interest expense decreased due to the decreased loan balance.

          Inflation

          Inflation and changing economic conditions could adversely affect occupancy, rental rates and operating expenses underlying the Partnership's operations.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Partnership is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual fund. The Partnership has no loans outstanding.

                                    13 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.--SERIES 86

                             FORM 10-Q JUNE 30, 2000


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM K-8

        (a)  Exhibits: 27. Financial Data Schedule

        (b)  Reports on Form 8-K: none.



                                    14 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.--SERIES 86

                             FORM 10-Q JUNE 30, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           RESOURCES ACCRUED MORTGAGE INVESTORS L.P.- SERIES 86


                           BY:     Resources Capital Corp.
                              --------------------------------------------------
                                   Administrative General Partner


                           BY:       /s/ MICHAEL L. ASHNER
                              --------------------------------------------------
                                    Michael L. Ashner
                                    President and Director
                                    (Principle Executive Officer)


                           BY:       /s/ CAROLYN B. TIFFANY
                              --------------------------------------------------
                                    Carolyn B. Tiffany
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)


Dated: August 14, 2000



                                    15 of 15