Form 10-Q
period 2000-09-30
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2000-11-13
CIK 779231

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 2000
                                                 ------------------

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

                                     1 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          FORM 10-Q SEPTEMBER 30, 2000
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)


                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 2000          1999
                                                            -------------  -----------
Assets

Cash and cash equivalents                                   $ 2,951,641    $ 7,639,679
Investment in mortgage loan (net of allowance for loan
      loss of $5,000,000 at December 31, 1999)                     --             --
Real estate - net                                             3,953,015      4,024,056
Other assets                                                    264,886        165,171
                                                            -----------    -----------

         Total Assets                                       $ 7,169,542    $11,828,906
                                                            ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Mortgage loan payable                                       $ 3,253,063    $ 3,327,004
Due to affiliates                                               508,225        460,892
Accounts payable and accrued expenses                           140,747        196,854
                                                            -----------    -----------

         Total Liabilities                                    3,902,035      3,984,750
                                                            -----------    -----------


Partners' Equity:

Limited partners' equity (330,004 units
   issued and outstanding)                                    3,104,182      7,451,999
General partners' equity                                        163,325        392,157
                                                            -----------    -----------

         Total Partners' Equity                               3,267,507      7,844,156
                                                            -----------    -----------

         Total Liabilities and Partners' Equity             $ 7,169,542    $11,828,906
                                                            ===========    ===========

                       See notes to financial statements.

                                     2 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          FORM 10-Q SEPTEMBER 30, 2000

 STATEMENTS OF OPERATIONS (UNAUDITED)                FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        2000            1999
                                                    -----------    -------------

Revenues:

      Mortgage loan interest income                 $      --      $ 1,405,993
      Operating income - real estate                  1,240,810      1,180,681
      Other income                                      618,997        140,255
      Short term investment interest                    136,832        155,333
                                                    -----------    -----------

         Total revenues                               1,996,639      2,882,262
                                                    -----------    -----------

Costs and Expenses:

      Operating expenses - real estate                  819,782        851,356
      Mortgage loan interest expense                    209,882        216,018
      General and administrative                        168,583        129,726
      Depreciation expense                              117,118        112,922
      Mortgage servicing fee                             47,333           --
      Recovery of loan losses                        (5,000,000)    (2,481,562)
                                                    -----------    -----------

         Total costs and expenses                    (3,637,302)    (1,171,540)
                                                    -----------    -----------


      Net income                                    $ 5,633,941    $ 4,053,802
                                                    ===========    ===========

Net income attributable to:

      Limited partners                              $ 5,352,244    $ 3,851,112

      General partners                                  281,697        202,690
                                                    -----------    -----------

                                                    $ 5,633,941    $ 4,053,802
                                                    ===========    ===========

Net income per unit of limited partnership
      interest (330,004 units outstanding)          $     16.22    $     11.67
                                                    ===========    ===========


                 See notes to consolidated financial statements.

                                     3 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          FORM 10-Q SEPTEMBER 30, 2000

 STATEMENTS OF OPERATIONS (UNAUDITED)                FOR THE THREE MONTHS ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        2000           1999
                                                    ------------   ------------

Revenues:

      Mortgage loan interest income                 $     --       $ 1,405,993
      Operating income - real estate                   454,033         413,296
      Other income                                     602,181            --
      Short term investment interest                    56,457          61,391
                                                    ----------     -----------

         Total revenues                              1,112,671       1,880,680
                                                    ----------     -----------

Costs and Expenses:

      Operating expenses - real estate                 265,395         288,317
      Mortgage loan interest expense                    69,311          71,842
      General and administrative                        66,565          32,871
      Depreciation expense                              38,200          37,931
      Mortgage servicing fee                            47,333            --
      Recovery of loan losses                             --        (2,481,562)
                                                    ----------     -----------

         Total costs and expenses                      486,804      (2,050,601)
                                                    ----------     -----------


      Net  income                                   $  625,867     $ 3,931,281
                                                    ==========     ===========

Net income attributable to:

      Limited partners                              $  594,574     $ 3,734,717

      General partners                                  31,293         196,564
                                                    ----------     -----------

                                                    $  625,867     $ 3,931,281
                                                    ==========     ===========

Net  income per unit of limited partnership
      interest (330,004 units outstanding)          $     1.80     $     11.32
                                                    ==========     ===========


                       See notes to financial statements.

                                     4 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          FORM 10-Q SEPTEMBER 30, 2000

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                                                    GENERAL        LIMITED          TOTAL
                                                   PARTNERS'      PARTNERS'       PARTNERS'
                                                    EQUITY         EQUITY          EQUITY
                                                  ---------     -----------     ------------
Balance - January 1, 2000                         $ 392,157     $ 7,451,999     $  7,844,156

    Net income                                      281,697       5,352,244        5,633,941

    Distributions to partners ($29.39 per
         limited partnership unit)                 (510,529)     (9,700,061)     (10,210,590)
                                                  ---------     -----------     ------------

Balance - September 30, 2000                      $ 163,325     $ 3,104,182     $  3,267,507
                                                  =========     ===========     ============


                       See notes to financial statements.

                                     5 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          FORM 10-Q SEPTEMBER 30, 2000

 STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                            FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,  SEPTEMBER 30,
                                                                               2000           1999
                                                                           ------------    -----------
Cash Flows from Operating Activities:

Net income                                                                 $  5,633,941    $ 4,053,802

Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation                                                              117,118        112,922
      Recovery of loan losses                                                (5,000,000)    (2,481,562)
      Deferred asset management and mortgage servicing
         fees, net of payments                                                   47,333       (891,608)
      Changes in assets and liabilities:
         Other assets                                                           (99,715)        51,721
         Accounts payable and accrued expenses                                  (56,107)       (40,473)
                                                                           ------------    -----------

Net cash provided by operating activities                                       642,570        804,802
                                                                           ------------    -----------

Cash Flows from Investing Activities:

      Payment received on mortgage loans                                      5,000,000      2,481,562
      Additions to real estate                                                  (46,077)      (208,743)
                                                                           ------------    -----------

Net cash provided by investing activities                                     4,953,923      2,272,819
                                                                           ------------    -----------

Cash flow from financing Activities:

      Distributions to partners                                             (10,210,590)          --
      Principal payments on mortgage loan payable                               (73,941)       (60,405)
                                                                           ------------    -----------

Cash used in financing activities                                           (10,284,531)       (60,405)
                                                                           ------------    -----------

Net (decrease) increase in cash and cash equivalents                         (4,688,038)     3,017,216

Cash and cash equivalents, beginning of period                                7,639,679      4,639,050
                                                                           ------------    -----------

Cash and cash equivalents, end of period                                   $  2,951,641    $ 7,656,266
                                                                           ============    ===========

Supplementary Disclosure of Cash Flow Information:

      Interest paid                                                        $    209,882    $   216,018
                                                                           =============   ===========

                       See notes to financial statements.

                                     6 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL INFORMATION

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors L.P. - Series 86 (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 1999. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

     The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


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

     Subject to the provisions of the Agreement of Limited Partnership ("Partnership Agreement"), Presidio controls the Partnership through its indirect ownership of the General Partners. On August 28, 1997, an affiliate of NorthStar Capital Partners acquired all of the Class B shares of Presidio. This acquisition, when aggregated with previous acquisitions, caused NorthStar Capital Partners to acquire indirect control of the General Partners. Effective July 31, 1998, Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation.

     In August 1997, Presidio entered into a management agreement with NorthStar Presidio Management Company, LLC ("NorthStar Presidio"), an affiliate of NorthStar. Under the terms of the management agreement, NorthStar Presidio provided the day-to-day management of Presidio and its direct and indirect subsidiaries and affiliates. For the nine months ended September 30, 1999, reimbursable expenses due to NorthStar Presidio from the Partnership amounted to $15,809.

     On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relations services to the Partnership and other entities affiliated with the Partnership, which were previously provided by NorthStar Presidio.

                                     7 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          FORM 10-Q SEPTEMBER 30, 2000

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

     The administrative general partner is entitled to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. No asset management fee was earned for the nine months ended September 30, 2000 and 1999.

     The administrative general partner is also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. Mortgage servicing fees of $47,333 and $0 were earned for the nine months ended September 30, 2000 and 1999, respectively.

     Amounts due to affiliates for asset management and mortgage servicing fees consist of the following:

                                               September 30,   December 31,
                                                   2000           1999
                                                ------------   ------------

     Asset management fee
       (primarily deferred interest)            $ 460,892       $ 460,892
     Mortgage servicing fee                        47,333            --
                                                ---------       ---------
                                                $ 508,225       $ 460,892
                                                ==========      =========

     The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the Administrative General Partner, 0.1% to the Investment General Partner, and 0.1% to the Associate General Partner. The General Partners collectively received $510,529 in distributions for the nine months ended September 30, 2000. No distributions were made in 1999.

                                     8 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     In addition, affiliates of the General Partners hold a 5% special limited partnership interest in West Palm Associates Limited Partnership ("West Palm") and hold notes which are secured by a 35.7% limited partner interest in West Palm. To the extent any amounts are paid to such affiliates on account of the loans secured by the limited partner interests, the Partnership is entitled to 50% of such amounts (see Note 3). The Partnership received approximately $592,000 during the three months ended September 30, 2000, which is included in other income.

     As of September 30, 2000, affiliates of Presidio had acquired 50,675 units of limited partnership interest of the Partnership. These units represent 15.4% of the issued and outstanding limited partnership units. During the nine months ended September 30, 2000, affiliates of Presidio received approximately $1,472,900 of the distributions made to the limited partners.

3.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCES FOR LOAN LOSSES

     The Partnership originally invested its net proceeds in sixteen non-recourse, zero-coupon junior mortgage loans which aggregated $70,332,103, all of which has been satisfied. At September 30, 2000, the Partnership holds the motel property in Richmond, Virginia, to which the Partnership acquired title as a result of its foreclosure on the Southern Inns Loan.

     West Palm Loan

     The loan to West Palm was in the original principal amount of $9,200,000. The loan was secured by a 582-unit apartment complex located in Los Angeles, California.

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

                                     9 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

3.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCES FOR LOAN LOSS (CONTINUED)

     West Palm Loan (Continued)

     West Palm approached the General Partner seeking to restructure the Partnership's loan. During the course of these negotiations, West Palm entered into an agreement to sell its property to an unaffiliated third party. As a condition to the entering into this agreement, the Partnership agreed to accept a payment of $5,000,000 in full satisfaction of the West Palm loan. During the three months ended June 30, 2000, the West Palm property was sold and the Partnership received $5,000,000 in satisfaction of its mortgage loan.

     Berkeley Western Loan

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

     A summary of mortgage activity is as follows:


                                          Nine Months Ended                              Year Ended
                                          September 30, 2000                          December 31, 1999
                               ---------------------------------------    ----------------------------------------
                                Investment      Interest                   Investment     Interest
                                  Method         Method       Total          Method        Method        Total
                               -----------    ----------   -----------    ------------   ----------   ------------
     Opening balance           $      --      $     --     $      --      $       --     $    --      $       --
     Recovery of loan losses     5,000,000          --       5,000,000       2,481,562        --         2,481,562
     Interest recognized              --            --            --         1,405,993        --         1,405,993
     Payments received on
        mortgage loan           (5,000,000)         --      (5,000,000)     (3,887,555)       --        (3,887,555)
                               -----------    ----------   -----------    ------------   ----------   ------------
     Ending balance            $      --      $     --     $      --      $      --      $    --      $      --
                               ===========    ==========   ===========    ============   ==========   ============

     Information with respect to the Partnership's investments in mortgage loans is as follows:


                          Interest Recognized                                                      Carrying Value
                        -----------------------                   Write-offs                  ---------------------------
                        September 30,  1999 and                      net of       Payments    September 30,  December 31,
     Description            2000        Prior         Reserves     Recoveries     Received        2000            1999
     -----------        -------------  --------    ------------    ----------   -----------   -------------  -------------
     Residential
     West Palm
     Los Angeles, CA     $    --      $    --      $ (5,000,000)   $ 260,411    $ 5,000,000    $    --       $    --
                         =========    =========    ============    =========    ===========    =========     =========

                                    10 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          FORM 10-Q SEPTEMBER 30, 2000

                          NOTES TO FINANCIAL STATEMENTS

4.   REAL ESTATE

     The Partnership holds fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. A summary of the Partnership's real estate is as follows:

                                              September 30,     December 31,
                                                  2000             1999
                                              -----------      -----------

     Land                                     $   444,700      $   444,700
     Building and improvements                  4,351,556        4,305,479
                                              -----------      -----------
                                                4,796,256        4,750,179

     Less:  Accumulated depreciation             (843,241)        (726,123)
                                              -----------      -----------

                                              $ 3,953,015      $ 4,024,056
                                              ===========      ===========

     The land, building and improvements are pledged to collateralize the mortgage loan payable.

6.   MORTGAGE LOAN PAYABLE

     In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 non-recourse promissory note secured by a first mortgage on the hotel property. The mortgage note has a current balance of $3,253,063 at September 30, 2000.

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

                                    11 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          FORM 10-Q SEPTEMBER 30, 2000

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

     The Partnership originally invested its net proceeds in sixteen Mortgage Loans, which aggregated $70,332,103. As of September 30, 2000, the Partnership's investment consists of a hotel which it acquired through foreclosure.

     West Palm Associates Limited Partnership ("West Palm") previously approached the General Partner seeking to restructure the Partnership's loan. During the course of these negotiations, West Palm entered into an agreement to sell its property to an unaffiliated third party. As a condition to the entering into of this agreement, the Partnership agreed to accept a payment of $5,000,000 in full satisfaction of the West Palm loan. During the three months ended June 30, 2000, the West Palm property was sold and the Partnership received $5,000,000 in satisfaction of its mortgage loan.

     The Partnership uses working capital reserves provided from any undistributed cash from temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of September 30, 2000, the Partnership's cash and cash equivalents decreased by $4,688,038 from December 31, 1999 to $2,951,641. The decrease is due to $10,210,590 in cash distributions to partners and $73,941 of mortgage principal payments, which was partially offset by $642,570 of cash provided by operating activities and $4,953,923 of cash provided by investing activities. Cash provided by operating activities was primarily the result of the timing of payments and receipt of cash. Cash provided by investing activities consisted of the recovery of loan loss of $5,000,000, which was slightly offset by $46,077 of cash used for improvements at the Richmond Comfort Inn. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses with respect to its hotel property or to pay fees. The Partnership's cash flow from the operations of its hotel property is anticipated to be sufficient to meet such property's capital expenditures in the near term. The Partnership is currently marketing the property for sale.

                                    12 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          FORM 10-Q SEPTEMBER 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Partnership's property is encumbered by a first mortgage loan which had an outstanding principal balance of $3,253,063 at September 30, 2000. Although this loan is not scheduled to mature until February 1, 2016, the lender has the right to accelerate the loan at any time on nine months prior notice. To date the Partnership has not received any such notice. If the loan were to be accelerated, the Partnership would be required to refinance the loan or risk losing the property through foreclosure.

     Liquidity and Capital Resources (Continued)

     In January and July 2000, the Partnership distributed $5,210,590 and 5,000,000 respectively, of which the Limited Partners received $9,700,061 or $29.39 per unit. Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

     Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

     Results of Operations

     Net income increased by $1,580,139 for the nine month period ended September 30, 2000 compared with the corresponding period in the prior year. The increase was primarily due to the recovery of a loan loss of $5,000,000 in 2000, offset by $2,481,562 in loan recovery loss and $1,405,993 in mortgage loan interest income in 1999. Net income decreased by $3,305,414 for the three month period ended September 30, 2000 compared with the corresponding period in the prior year primarily due to a recovery of a loan loss of $2,481,562 and $1,405,993 in mortgage loan interest income during the three months ended September 30, 1999.

     Revenues decreased for the three and nine month periods ended September 30, 2000 compared with the corresponding periods in the prior year due primarily to a decrease in mortgage loan interest income, which was partially offset by an increase in other income and a slight increase in operating income. There was no mortgage loan interest income for the three and nine month periods ended September 30, 2000 as compared with the corresponding periods due to the repayment of the Berkeley West loan (see
     Item 1. Financial Statements - Note 3). Other income increased due to payments received by the Partnership from the General Partners on the West Palm loan (see Item 1. Financial Statements - Note 2). Short term investment income declined as a result of lower cash balances available for investment.

     Costs and expenses, before recovery of loan losses, increased for the three and nine month periods ended September 30, 2000 compared to the same period in the prior year primarily due to an increase in the mortgage service fee relating to the West Palm loan.

     The recovery of loan losses increased due to the collection of the West Palm loan offset by the collection in 1999 of the Berkeley West loan.

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

                                    13 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          FORM 10-Q SEPTEMBER 30, 2000

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM K-8

     (a)  Exhibits: 27. Financial Data Schedule

     (b) Reports on Form 8-K: On August 2, 2000, the Registrant filed an Form 8-K to disclose the dismissal of its prior independent auditors.

                                    14 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          FORM 10-Q SEPTEMBER 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           RESOURCES ACCRUED MORTGAGE INVESTORS L.P.- SERIES 86

                                 BY:   Resources Capital Corp.
                                       -----------------------------------
                                       Administrative General Partner

                                       BY:   /S/ MICHAEL L. ASHNER
                                             -----------------------------
                                             Michael L. Ashner
                                             President and Director
                                             (Principle Executive Officer)

                                       BY:   /S/ CAROLYN B. TIFFANY
                                             -----------------------------
                                             Carolyn B. Tiffany
                                             Vice President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)


                                             Dated:   November 14, 2000

                                    15 of 15