Form 10-K
period 2000-12-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2001-04-02
CIK 779231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                                        Commission File
December 31, 2000                                                 Number 0-15724

               RESOURCES ACCRUED MORTGAGE INVESTORS L.P.-Series 86
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               13-3294835
--------------------------------                             -------------------
(State or other jurisdiction                                   (IRS Employer
 of incorporation or organization)                           Identification No.)

5 Cambridge Center, 9th Floor, Cambridge, MA                            02142
--------------------------------------------                          ----------
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code                  617-234-3000
                                                                    ------------

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

                       Documents Incorporated by Reference

                                      None

                                              Exhibit Index set forth on page 37

PART I

ITEM 1. BUSINESS.

GENERAL

Resources Accrued Mortgage Investors L.P.-Series 86 (the "Registrant") was organized as a Delaware limited partnership on September 25, 1985. The general partners of the Registrant are RAM Funding Inc. (the "Investment General Partner"), Resources Capital Corp. (the "Administrative General Partner"), and Presidio AGP Corp. (the "Associate General Partner"). The Administrative General Partner, the Associate General Partner and the Investment General Partner are collectively referred to herein as the "General Partners". The General Partners are all ultimately wholly-owned subsidiaries of Presidio Capital Corporation, a British Virgin Islands corporation ("Presidio"). See "Management/Employees" below.

In 1986, the Registrant sold, pursuant to a registration statement filed with the Securities Exchange Commission, 329,994 units of limited partnership interest (the "Units") for gross proceeds aggregating $82,501,000. Net proceeds received by Registrant from its offering, after organization and offering costs, were $78,582,310.

The principal business of the Registrant is and has been to invest primarily in "zero coupon" first and junior mortgage loans ("Mortgage Loans") on properties owned or acquired principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of Integrated Resources, Inc. ("Integrated"), the original owner of the Investment General Partner. The Mortgage Loans generally had original terms of approximately twelve years (with a right to prepay with payment of a prepayment penalty between the eighth and ninth years and without penalty beginning in the tenth year) with all interest and principal due and payable at the maturity or prepayment of the Mortgage Loan. As of December 31, 2000, the Registrant's sole remaining asset was its interest in the Comfort Inn in Richmond, Virginia. The Registrant is currently negotiating with an unaffiliated third party to sell the property for a purchase price of $3,700,000. It is expected that if a contract can be negotiated and the purchaser satisfactorily completes its due diligence review, the sale will occur, if at all, during the second half of 2001. If the sale is consummated, the Registrant will be dissolved and its assets, after establishing sufficient reserves, will be distributed to its partners. See "Investments of Registrant" below.

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

Registrant has retained GF Management, Inc. to manage its motel property. See "Current Investments-Comfort Inn, Richmond, Virginia" below.

INVESTMENTS OF REGISTRANT

Registrant originally invested its net proceeds in sixteen Mortgage Loans which aggregated $70,332,103. Registrant lost its entire investment in seven Mortgage Loans as a result of foreclosures or discounted payoffs of senior lenders. Three of the Mortgage Loans, the 595 Madison Loan, the Bellekirk Loan and the Pace Loan, were prepaid in their entirety on November 30, 1989, July 2, 1992 and January 23, 1997, respectively Four Mortgage Loans had been converted to potential equity participations with BP Shopping Center's participation being paid on February 20, 1997, Research Triangle's participation interest being paid on September 17, 1997, Pike Creek's participation interest being paid on August 4, 1998 and Berkeley Western's participation interest being paid on August 20, 1999. During the second quarter of 2000, the borrower under Registrant's remaining loan asset satisfied its loan. As a result, the Registrant's sole remaining asset is its motel property in Richmond, Virginia which Registrant acquired title to as a result of its foreclosure on the Southern Inns Loan. See "Current Investments" below.

     A. CURRENT INVESTMENTS

     Comfort Inn Richmond, Virginia - Registrant originally loaned Southern Inns Associates $4,000,000 secured by seven properties, one of which was a motel property located in Richmond, Virginia. On April 1, 1993, Registrant acquired title by foreclosure and assumed ownership responsibilities of the Richmond Comfort Inn Executive Center, located in Richmond, Virginia. Registrant acquired title to the property subject to a first mortgage. The Comfort Inn is a limited service motel situated on approximately 2.5 acres of land and it contains 123 guest rooms. This property is subject to a first mortgage loan which had a principal balance of $3,227,254 as of December 31, 2000. The interest rate on the loan is adjustable every five years with a current interest rate of 8.5% effective through April 2002 and is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan presently requires monthly payments of interest and principal aggregating $33,701. The lender is permitted to accelerate the note at any time on six months notice. Registrant has not received a notice of acceleration from the lender.

     The Registrant is currently negotiating with an unaffiliated third party to sell the property for a purchase price of $3,700,000. If an agreement can ultimately be negotiated, the sale would be subject to the buyer's satisfactory completion of its due diligence review and would likely close during the second half of 2001. If the sale is ultimately consummated, the Registrant will be dissolved and its assets, after establishing sufficient reserves, will be distributed to its partners.


     Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis, as of December 31, 2000, of the motel property owned by Registrant:

  Gross Carrying      Accumulated                                   Federal
      Value          Depreciation       Rate         Method        Tax Basis
  --------------     ------------     -------        -----         ---------

    $4,436,607         $883,367       7/40 yr.        S/L          $3,690,684

     Set forth below is a table showing the average occupancy rate and room rental rate at the motel property for the years ended December 31 2000, 1999 and 1998"

                                            Year ended December 31,
                                  ------------------------------------------
                                  2000               1999                1998
                                  ----               ----                ----

Average Occupancy Rate            58%                57%                 59%

Average Room Rental Rate         $58.87             $56.73              $54.12

     B. INVESTMENTS RECENTLY TERMINATED

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

     In 1997, the West Palm Loan was restructured in connection with the bankruptcy filing made by West Palm Associates to provide for a principal balance of $5,000,000, an interest rate of 7% per annum and a new maturity date of February 2017. West Palm Associates was not required to make any payments of principal or interest on the note until maturity.

     West Palm subsequently approached Registrant seeking to restructure the West Palm Loan. During the course of these negotiations, West Palm entered into an agreement to sell its property to an unaffiliated third party. As a condition to the entering into of this agreement, the Registrant agreed to accept a payment of $5,000,000 in full satisfaction of the West Palm loan. During the three months ended June 30, 2000, the West Palm property was sold and the Registrant received $5,000,000 in satisfaction of its mortgage loan.

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

See "Item 8, Financial Statements and Supplementary Data, Note 4" for additional information relating to the Registrant's investments.

COMPETITION

The Comfort Inn may face competition from similar properties in the vicinity. To the extent such competition reduces the gross revenue from the operation of such property, and/or decreases any appreciation in the value of such properties, such competition may reduce any contingent interest, principal or base interest otherwise paid to Registrant

Because Presidio is the parent of other corporations in addition to the Investment and Administrative General Partners, such General Partners are or may become affiliated with other entities which are engaged in businesses that are, or may in the future be, in direct competition with Registrant.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SECURITIES AND RELATED SECURITY HOLDER MATTERS

There is no established public trading market for the Units of Registrant. On November 17, 1999, Bighorn Associates I, LLC ("Bighorn"), a wholly owned subsidiary of Presidio Capital Investment Company, LLC, the sole shareholder of Presidio, commenced a tender offer to purchase units in Registrant. Upon expiration of the tender offer in December 1999, Bighorn acquired pursuant to the terms of the tender offer 46,766 limited partnership units for $22 per unit, which represents approximately 14.17% of the outstanding limited partnership units of Registrant. It is possible that Bighorn, another affiliate of Presidio, or third parties may acquire Units in the future either through a subsequent tender offer or through private transactions at prices greater than or less than the Bighorn purchase price.

There are certain restrictions set forth in the Partnership Agreement, which may limit the ability of a limited partner to transfer units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or for any other reason.

As of March 1, 2001, there were approximately 9,128 holders of Units of Registrant (including the initial limited partner), owning an aggregate of 330,004 Units.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                        Year ended December 31,
                           ---------------------------------------------------------------------------------------
                              2000                1999               1998               1997               1996
                           -----------        -----------        -----------        -----------        -----------
Revenues                   $ 2,381,671        $ 3,303,299        $ 3,162,173        $ 2,242,929        $ 5,764,309 (2)

Net Income (Loss)          $ 5,201,742 (6)    $ 4,053,650 (5)    $ 2,514,019 (4)    $(1,225,720) (3)   $ 7,113,916 (1)

Net Income (Loss)
  Per Unit                 $     14.97        $     11.67 (5)    $      7.24 (4)    $     (3.53) (3)   $     20.48 (1)

Distribution Per Unit      $     29.39        $      --          $     20.15        $     12.00        $     --

Total Assets
Net of Reserves            $ 6,221,184        $11,828,906        $ 8,786,130        $13,753,749        $19,540,249
Partners Equity            $ 2,836,551        $ 7,844,156        $ 3,790,506        $ 8,276,487        $13,670,679


(1) Net of recovery of provision for loan losses of $3,188,383 or $91.79 per Unit.

(2) 1996 revenues include mortgage interest income of $3,681,789, and is not directly comparable with revenues in prior periods. which consisted primarily of motel revenue and short-term interest income in 1995.

(3)  Net of provision for loan losses of $1,736,105 or $5.00 per Unit.

(4) Net of recovery of provision for loan losses of $1,129,857 or $3.25 per Unit.

(5)  Net of recovery of provision for loan losses $2,481,562 or $7.14 per Unit.

(6) Net of recovery of provision for loan losses $5,000,000 and provision for impairment of $389,000 or $13.27 per Unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

     The Registrant invested 100% of the net proceeds of its public offering in zero coupon Junior Mortgage Loans secured by properties owned principally by privately syndicated limited Registrants sponsored by affiliates of the General Partners.

     The Registrant originally invested its net proceeds in sixteen Mortgage Loans, which aggregated $70,332,103. As of December 31, 2000, the Registrant's investment consists of a hotel which it acquired through foreclosure. The Registrant is currently negotiating with an unaffiliated third party to sell the property for a purchase price of $3,700,000. It is expected that if a contract can be negotiated and the purchaser satisfactorily completes its due diligence review, the sale will occur, if at all, during the second half of 2001. If the sale is consummated, the Registrant will be dissolved and its assets, after establishing sufficient reserves, will be distributed to its partners.

     West Palm Associates Limited Partnership ("West Palm") previously approached the General Partner seeking to restructure the Registrant's loan. During the course of these negotiations, West Palm entered into an agreement to sell its property to an unaffiliated third party. As a condition to entering into this agreement, the Registrant agreed to accept a payment of $5,000,000 in full satisfaction of the West Palm loan. During the year ended December 31, 2000, the West Palm property was sold and the Registrant received $5,000,000 in satisfaction of its mortgage loan.

     In addition, affiliates of the General Partners hold a 5% special limited partnership interest in West Palm and hold notes which are secured by a 35.7% limited partner interest in West Palm. To the extent any amounts are paid to such affiliates on account of the loans secured by the limited partner interests, the Registrant is entitled to 50% of such amount. The Registrant received approximately $592,000 during the year ended December 31, 2000, which is included in other income. Since West Palm has been sold, no further income will be received by the Registrant.

     The Registrant uses working capital reserves provided from undistributed cash from temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of December 31, 2000, the Registrant's cash and cash equivalents decreased by $5,035,849 from December 31, 1999 to $2,603,830. The decrease is due to $10,209,347 in cash distributions to partners and $99,750 of principal payments on the mortgage loan, which was partially offset by $348,376 of cash provided by operating activities and $4,924,872 of cash provided by investing activities. Cash provided by operating activities was primarily the result of the timing of payments and receipt of cash. Cash provided by investing activities consisted of the repayment of a West Palm mortgage loan of $5,000,000 which was slightly offset by $75,128 in addition to real estate at the Richmond Comfort Inn. The Registrant may utilize its working capital reserves in the event the Registrant incurs additional expenses with respect to its hotel property or to pay fees. The Registrant's cash flow from the operations of its hotel property is anticipated to be sufficient to meet such property's capital expenditures in the near term.

     During 2000, the Registrant distributed $10,209,347 of which the limited partners received $9,698,818 or $29.39 per unit. Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Registrant.

     As of December 31, 2000, affiliates of Presidio had acquired 50,675 units of limited partnership interest of the Registrant. These units represent 15.4% of the issued and outstanding limited partnership units. During the year ended December 31, 2000, affiliates of Presidio received approximately $1,489,000 of the distributions made to the limited partners.

Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

Real Estate Market

     The real estate market has begun to recover from the effects of the recession which included a substantial decline in the market values of existing properties. While the real estate market has improved, this has not had a material impact on the carrying value of assets.

Inflation

     Inflation and changing economic conditions could adversely affect occupancy, rental rates and operating expenses underlying the Registrant's operations.

     Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

Results of Operations

     2000 As Compared to 1999

     Net income increased by $1,148,092 for the year ended December 31, 2000 compared with December 31, 1999. The increase was primarily due to the recovery of a loan loss of $5,000,000 in 2000, partially offset by $2,481,562 in loan recovery loss and $1,405,993 in mortgage loan interest income in 1999 and the $389,000 provision for impairment in 2000.

     Revenues decreased by $921,628 the year ended December 31, 2000 compared to the prior year primarily due to a decrease in mortgage loan investment income of $1,405,993 and short-term investment interest of $72,389, which was partially offset by an increase in other income of $478,352 and an increase in operating income-real estate of $78,402. The decrease in mortgage loan investment income was due to the satisfaction of the Berkeley Western loan. The decrease in short term investment income was due to lower cash balances available for investment as a result of the distribution to partners in 2000. Other income increased as a result of the additional payment received from affiliates of the General Partner on satisfaction of the West Palm loan.

     Costs and expenses, before recovery of loan losses and provision for impairment, increased for the year ended December 31, 2000 compared to the same period in the prior year, primarily due to an increase in mortgage servicing fees relating to the West Palm loan. All other expenses remained relatively constant.

     The recovery of loan losses increased due to the collection of the West Palm loan offset by the collection in 1999 of the Berkeley West loan.

     The provision of impairment increased for 2000 as compared to 1999, due to the write-down of the Registrants property to its estimated fair value.

     1999 AS COMPARED TO 1998

     Registrant generated net income of $4,053,650 for the year ended December 31, 1999, as compared to net income of $2,514,019 for the year ended December 31, 1998. Revenues increased for the year ended December 31, 1999 as compared to the prior year by $141,136 due to increases in operating income, mortgage loan interest income and other income, partially offset by a decrease in short-term interest income. Operating income-real estate increased as a result of higher average rental rates more than offset a decrease in average occupancy at the Richmond Comfort Inn. Mortgage loan interest income increased as a result of collections of $1,405,993 related to the Berkeley Western loan compared to $1,341,701 primarily from the Pine Creek loan in 1998. Other income increased due to higher investor relation fees charged primarily for unit transfers. Short-term interest income decreased as a result of lower cash balances available for investment.

     Costs and expenses decreased by $1,398,505 for the year ended December 31, 1999 compared to the year ended December 31, 1998. The decrease is due to the recovery of loan losses of $2,481,582 associated with the payoff of the Berkeley Loan in 1999. The 1998 results included $1,129,857 of recovery of loan losses, consisting of $79,025 from the Brentwood loan and approximately $1,051,000 from the Pine Creek loan. Asset management and mortgage servicing fees decreased due to the disposition of mortgage loans. Operating expenses - real estate increased corresponding with the increased expenses at the Comfort Inn.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices except the Registrant's remaining mortgage note payable at December 31, 2000, which is at a variable rate of interest (currently fixed at 8.5% per annum through April 2002), and is adjustable every five years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                    I N D E X

                                                                          Page
                                                                         Number
                                                                         ------

Independent Auditor's Report                                               14

Financial Statements - years ended
  December 31, 2000, 1999, and 1998

     Balance sheets                                                        16

     Statements of operations                                              17

     Statement of partners' equity                                         18

     Statements of cash flows                                              19

     Notes to financial statements                                         20

Financial statement schedule

     Schedule III

         Real Estate and Accumulated Depreciation                          29

All other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Resources Accrued Mortgage Investors L.P. - Series 86



We have audited the accompanying balance sheet of Resources Accrued Mortgage Investors L.P. - Series 86 (a limited partnership) (the "Partnership") as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the year then ended. Our audit also included the financial statement schedule supplied pursuant to Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors L.P. - Series 86 (a limited partnership) as of December 31, 2000 and its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
March 27, 2001

To the Partners of
Resources Accrued Mortgage Investors L.P. - Series 86
Cambridge, Massachusetts


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Resources Accrued Mortgage Investors L.P. - Series 86 (a limited partnership) as of December 31, 1999 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors L.P. - Series 86 as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Hays & Company

March 15, 2000
New York, New York

                    RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                        BALANCE SHEETS

                                                                        DECEMBER 31,
                                                              ------------------------------
                                                                 2000               1999
                                                              -----------        -----------
ASSETS

Cash and cash equivalents                                     $ 2,603,830        $ 7,639,679
Investment in mortgage loan (net of allowance for loan
      loss of $5,000,000 at December 31, 1999)                       --                 --
Real estate - net                                               3,552,940          4,024,056
Other assets                                                       64,414            165,171
                                                              -----------        -----------
          Total Assets                                        $ 6,221,184        $11,828,906
                                                              ===========        ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Mortgage loan payable                                         $ 3,227,254        $ 3,327,004
Due to affiliates                                                    --              460,892
Accounts payable and accrued expenses                             157,379            196,854
                                                              -----------        -----------

          Total Liabilities                                     3,384,633          3,984,750
                                                              -----------        -----------

Partners' Equity:

Limited partners' equity (330,004 units
   issued and outstanding)                                      2,694,836          7,451,999
General partners' equity                                          141,715            392,157
                                                              -----------        -----------
          Total Partners' Equity                                2,836,551          7,844,156
                                                              -----------        -----------
          Total Liabilities and Partners' Equity              $ 6,221,184        $11,828,906
                                                              ===========        ===========


                              See notes to financial statements.

                         RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                       STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------
                                                      2000               1999                1998
                                                  -----------         -----------         -----------
Revenues:

      Operating income - real estate              $ 1,573,555         $ 1,495,153         $ 1,452,505
      Mortgage loan investment income                    --             1,405,993           1,341,701
      Other income                                    633,307             154,955              30,111
      Short term investment interest                  174,809             247,198             337,856
                                                  -----------         -----------         -----------

             Total revenues                         2,381,671           3,303,299           3,162,173
                                                  -----------         -----------         -----------

Costs and Expenses:

      Operating expenses - real estate              1,103,421           1,109,422           1,012,937
      Mortgage loan interest expense                  278,653             286,405             293,870
      General and administrative                      204,278             183,832             208,836
      Depreciation expense                            157,244             151,552             153,091
      Asset management fees                              --                  --                75,334
      Mortgage servicing fees                          47,333                --                33,943
      Provision for impairment                        389,000                --                  --
      Recovery of loan loss, net                   (5,000,000)         (2,481,562)         (1,129,857)
                                                  -----------         -----------         -----------

             Total costs and expenses              (2,820,071)           (750,351)            648,154
                                                  -----------         -----------         -----------


      Net income                                  $ 5,201,742         $ 4,053,650         $ 2,514,019
                                                  ===========         ===========         ===========

Net income attributable to:

      Limited partners                            $ 4,941,655         $ 3,850,968         $ 2,388,318

      General partners                                260,087             202,682             125,701
                                                  -----------         -----------         -----------

                                                  $ 5,201,742         $ 4,053,650         $ 2,514,019
                                                  ===========         ===========         ===========

Net income per unit of limited partnership
      interest (330,004 units outstanding)        $     14.97         $     11.67         $      7.24
                                                  ===========         ===========         ===========

                                  See notes to financial statements.

                           RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                      STATEMENTS OF PARTNERS' EQUITY

                           FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                      LIMITED              GENERAL               TOTAL
                                                     PARTNERS'            PARTNERS'            PARTNERS'
                                                      EQUITY               EQUITY               EQUITY
                                                   ------------         ------------         ------------
Balance - January 1, 1998                          $  7,862,713         $    413,774         $  8,276,487

    Net income                                        2,388,318              125,701            2,514,019

    Distributions to partners
      ($20.15 per limited partnership unit)          (6,650,000)            (350,000)          (7,000,000)
                                                   ------------         ------------         ------------

Balance - December 31, 1998                           3,601,031              189,475            3,790,506

    Net income                                        3,850,968              202,682            4,053,650
                                                   ------------         ------------         ------------

Balance - December 31, 1999                           7,451,999              392,157            7,844,156

    Net income                                        4,941,655              260,087            5,201,742

    Distributions to partners
      ($29.39 per limited partnership unit)          (9,698,818)            (510,529)         (10,209,347)
                                                   ------------         ------------         ------------

Balance - December 31, 2000                        $  2,694,836         $    141,715         $  2,836,551
                                                   ============         ============         ============

                                    See notes to financial statements.


                                 RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                                STATEMENTS OF CASH FLOWS
                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                    2000                 1999                 1998
                                                                ------------         ------------         ------------
Cash Flows from Operating Activities:

Net income                                                      $  5,201,742         $  4,053,650         $  2,514,019

Adjustments to reconcile net income to net cash provided by operating activities:

      Provision for impairment                                       389,000                 --                   --
      Depreciation                                                   157,244              151,552              153,091
      Recovery of loan losses                                     (5,000,000)          (2,481,562)          (1,129,857)
      Other items                                                      6,962              (27,656)              36,248
      Deferred asset management and mortgage servicing
             fees, net of payments                                  (460,892)            (891,608)            (490,790)
      Changes in assets and liabilities:
             Other assets                                             93,795               44,187              (22,397)
             Accounts payable and accrued expenses                   (39,475)             (35,315)              93,675
                                                                ------------         ------------         ------------

Net cash provided by operating activities                            348,376              813,248            1,153,989
                                                                ------------         ------------         ------------

Cash Flows from Investing Activities:

      Payment received on mortgage loans                           5,000,000            2,481,562            2,515,247
      Additions to real estate                                       (75,128)            (210,230)            (218,956)
                                                                ------------         ------------         ------------

Net cash provided by investing activities                          4,924,872            2,271,332            2,296,291
                                                                ------------         ------------         ------------

Cash flow from financing Activities:

      Principal payments on mortgage loan payable                    (99,750)             (83,951)             (84,523)
      Distribution to partners                                   (10,209,347)                --             (7,000,000)
                                                                ------------         ------------         ------------

Cash used in financing activities                                (10,309,097)             (83,951)          (7,084,523)
                                                                ------------         ------------         ------------

Net (decrease) increase in cash and cash equivalents              (5,035,849)           3,000,629           (3,634,243)

Cash and cash equivalents, beginning of period                     7,639,679            4,639,050            8,273,293
                                                                ------------         ------------         ------------

Cash and cash equivalents, end of period                        $  2,603,830         $  7,639,679         $  4,639,050
                                                                ============         ============         ============

Supplementary Disclosure of Cash Flow Information
      Interest paid                                             $    278,653         $    286,405         $    293,870
                                                                ============         ============         ============

                                           See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


1.   ORGANIZATION

     Resources Accrued Mortgage Investors, L.P. - Series 86, a Delaware limited partnership (the "Partnership"), was formed in September 1985 under the Delaware Revised Uniform Limited Partnership Act for the purpose on investing primarily in nonrecourse, zero-coupon junior accrued interest mortgage loans owned or acquired principally by privately and publicly syndicated limited partnerships sponsored by affiliates of Integrated Resources Inc. ("Integrated"), the former parent of the general partners. During 1994, Integrated's indirect ownership of the managing general partner was purchased by Presidio Capital Corp. ("Presidio").

     RAM Funding, Inc., the investment general partner, Resources Capital Corp., the administrative general partner, and Presidio AGP Corp., the associate general partner, (collectively "General Partners"), are wholly-owned subsidiaries of Presidio. The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may in the future, be in direct competition with the Partnership.

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

     On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership, which were previously provided by NorthStar Presidio.

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

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Investment in Mortgage Loans

     The Partnership principally invested in nonrecourse, zero-coupon junior mortgage loans on properties owned or acquired by limited partnerships sponsored by affiliates of the General Partners. These loans generally contain provisions whereby the Partnerships may be entitled to additional interest represented by participation in the appreciation of the underlying property.

     The Partnership accounts for its investments in mortgage loans under the following methods:

          Investment method

          Mortgage loans representing transactions in which the Partnership is considered to have substantially the same risks and potential rewards as the borrower are accounted for as investments in real estate rather than as loans. Although the transactions are structured as loans, due to the terms of the zero-coupon mortgage, it is not readily determinable at inception that the borrower will continue to maintain a minimum investment in the property. Under this method of accounting, the Partnership recognizes as revenue the lesser of the amount of interest as contractually provided for in the mortgage loan, or the pro rata share of the actual cash flow from operations of the underlying property inclusive of depreciation and interest expense on any senior indebtedness.

          Interest method

          Under this method of accounting, the Partnership recognizes revenue as interest income over the term of the mortgage loan so as to produce a constant periodic rate of return. Interest income is not recognized as revenue during periods where there are concerns about the ultimate realization of the interest or the loan principal.

     Allowance for loan losses

     A provision for loan losses is established based upon a periodic review of each of the mortgage loans in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year end.

     The allowance is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Partnership may provide for additional losses in subsequent periods and such provisions could be material.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The initial test to determine if an impairment exists is to compute the recoverability of the asset based upon anticipated cash flows compared to the carrying value of the asset. If anticipated cash flows are insufficient to recover the carrying value of the asset, an impairment loss is recognized and the asset written down to its estimated fair value. The fair value of the asset is the amount by which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

     Fair Value of Financial Instruments

     The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents and a mortgage loan payable. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

     Net Income and Distributions per Unit of Limited Partnership Interest

     Net income and distribution per unit of limited partnership interest are computed based upon the number of outstanding units (330,004) for the year.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes

     No provisions have been made for federal, state and local income taxes since they are the personal responsibility of the partners.

     The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to the Partnership's income or loss, which change could affect the tax liability of the individual partners.

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

     Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

     Reclassifications

     Certain amounts have been reclassified to conform to the current years presentation.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


3.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     During 2000, 1999 and 1998, amounts paid to NorthStar Presidio for management and administrative services amount to $0, $11,211 and $3,000, respectively.

     The administrative general partner is entitled to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the net asset value of the Partnership, as defined in the Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. No asset management fees were earned for the years ended December 31, 2000 and 1999. The administrative general partner earned an asset management fee of $75,334, including $73,527 of accrued interest for the year ended December 31, 1998.

     The administrative general partner is also entitled to receive a mortgage-servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. Mortgage-servicing fees of $47,333, $0 and $33,943 were earned for the years ended December 31, 2000, 1999 and 1998, respectively.

     Amounts due to affiliates for asset management and mortgage servicing fees consist of the following:

                                            December 31,           December 31,
                                                2000                   1999
                                            ------------           ------------
     Asset management fee
       (principally deferred interest)       $     --                $460,892
                                            ============           ============

     There are no amounts outstanding for mortgage servicing fees.

     The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the administrative general partner, 0.1% to the investment general partner, and 0.1% to the associate general partner. The general partners collectively received $510,529 in distributions for the year ended December 31, 2000.

     In addition, affiliates of the General Partners hold a 5% special limited partnership interest in West Palm Associates Limited Partnership ("West Palm") and hold notes which are secured by a 35.7% limited partner interest in West Palm. To the extent any amounts are paid to such affiliates on account of the loans secured by the limited partner interests, the Partnership is entitled to 50% of such amounts (see Note 4). The Partnership received approximately $592,000 during the year ended December 31, 2000, which is included in other income.

     As of December 31, 2000, affiliates of Presidio had acquired 50,675 units of limited partnership interest of the Partnership. These units represent 15.4% of the issued and outstanding limited partnership units. During the year ended December 31, 2000, affiliates of Presidio received approximately $1,489,000 of the distributions made to the limited partners.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


4.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCES FOR LOAN LOSS

     The Partnership originally invested its net proceeds in sixteen non-recourse, zero-coupon junior mortgage loans which aggregated $70,332,103. At December 31, 2000, the Partnerships only investment is the motel property in Richmond, Virginia, which the Partnership acquired title to as a result of its foreclosure on the Southern Inns Loan.

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

     West Palm previously approached the General Partner seeking to restructure the Partnership's loan. During the course of these negotiations, West Palm entered into an agreement to sell its property to an unaffiliated third party. As a condition to entering into this agreement, the Partnership agreed to accept a payment of $5,000,000 in full satisfaction of the West Palm loan. During the year ended December 31, 2000, the West Palm property was sold and the Partnership received $5,000,000 in satisfaction of its mortgage loan.

     Brentwood Place loan

     On August 20, 1999, the property underlying the Berkeley loan was sold to an unaffiliated third party for $19,500,000. In accordance with the terms of New Note, the Partnership received $3,887,555 representing repayment of the new note and its share of participation in sale proceeds. Also, approximately $218,000 was held back by the purchaser in accordance with the sale agreement for expected costs related to the sale. As a result, the Partnership has recorded a recovery of loan losses in the amount of $2,481,562 and interest income of $1,405,993 during the year ended December 31, 1999. The entire carrying value of this loan had been written off during 1990.

     During 1998, the Partnership recorded $79,025 of recovery of loan losses with respect to additional amounts received on the Brentwood Place loan.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


4. INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCES FOR LOAN LOSS (CONTINUED)

     Pike Creek loan

     On August 4, 1998, the property underlying Pike Creek loan was sold and the Partnership was repaid its entire $830,000 amended loan balance together with its equity participation interest. The Partnership received approximately $3,790,000 of which $1,437,000 was applied towards principal, $1,051,000 towards recovery of loan losses and the balance of $1,302,000 towards interest.

     A summary of mortgage activity is as follows:

                                        INVESTMENT          INTEREST
                                          METHOD             METHOD               TOTAL
                                       -----------         -----------         -----------
                                       $      --           $ 1,464,415         $ 1,464,415
     Balance, December 31, 1997
          Interest recognized                 --             1,341,701           1,341,701
          Recovery of loan loss               --             1,129,857           1,129,857
          Proceeds received                   --            (3,935,973)         (3,935,973)
                                       -----------         -----------         -----------

     Balance, December 31, 1998
          Interest recognized            1,405,993                --             1,405,993
          Recovery of loan loss          2,481,562                --             2,481,562
          Proceeds received             (3,887,555)               --            (3,887,555)
                                       -----------         -----------         -----------

     Balance, December 31, 1999
          Interest recognized                 --                  --                  --
          Recovery of loan loss          5,000,000                --             5,000,000
          Proceeds received             (5,000,000)               --            (5,000,000)
                                       -----------         -----------         -----------
     Balance, December 31, 2000        $      --           $      --           $      --
                                       ===========         ===========         ===========

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


5.   REAL ESTATE

     The Partnership holds fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. The land, building and improvements are pledged to collateralize the mortgage loan payable. A summary of the Partnership's real estate is as follows:

                                                       December 31,
                                            -------------------------------
                                                2000                1999
                                            -----------         -----------
     Land                                   $   444,700         $   444,700
     Building and improvements                4,380,607           4,305,479
                                            -----------         -----------
                                              4,825,307           4,750,179

     Less:  Accumulated depreciation           (883,367)           (726,123)
     Less:  Impairment reserve                 (389,000)               --
                                            -----------         -----------
                                            $ 3,552,940         $ 4,024,056
                                            ===========         ===========

     Subsequent to December 31, 2000, the General Partner commenced negotiations to sell the remaining property for $3,700,000. Accordingly, the Partnership recorded a provision for impairment of value in 2000, to reduce its property to its estimated fair value.

6.   MORTGAGE LOAN PAYABLE

     In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 non-recourse promissory note secured by a first mortgage on the hotel property. Interest rates on the loan are adjustable every five years, with a current interest rate of 8.5%, through April 2002. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta five-year Advance Rate. The loan presently requires monthly payments of interest and principal aggregating $31,526. The loan is currently held by GMAC Commercial Mortgage and the lender is permitted to accelerate the note with six months notice. The Partnership has not received any notice of acceleration from the lender. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

     Minimum principal payments on the mortgage loan payable during the next five years and thereafter, based upon the current interest rate, are as follows:

               Year Ended December 31,
               -----------------------
                        2001                                  $  108,106
                        2002                                     117,662
                        2003                                     128,062
                        2004                                     139,382
                        2005                                     151,702
                     Thereafter                                2,582,340
                                                              ----------
                                                              $3,227,254
                                                              ==========

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


7. RECONCILIATION OF NET INCOME (LOSS) AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

     The Partnership presently recognizes interest income on all of its investments in mortgage loans using the interest method for tax purposes. For financial statement purposes, mortgage loans accounted for under the investment method recognize income as described in Note 2.

     A reconciliation of net income per financial statements to the tax basis of accounting is as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------
                                                               2000                1999                1998
                                                           -----------         -----------         -----------
     Net income per financial statements                   $ 5,201,742         $ 4,053,650         $ 2,514,019

     Interest income recognized for tax purposes
        in excess of (less than) amounts recognized
        for financial statements                               178,118          (1,008,869)            371,144
     Fees to affiliates recognized for tax purposes
         (in excess of) financial statements                      --              (315,865)            (81,442)
     Tax depreciation in excess of
         financial statement depreciation                      (22,299)            (45,276)            (42,780)
     Provision for Impairment                                  389,000                --                  --
     Recovery of loan losses for financial
         statement purposes in excess of
         amounts reported for tax purposes                  (5,000,000)         (2,481,562)               --
     Provision for uncollected accounts
         not recognized for tax purposes                         6,962             (27,656)             36,248
     Tax write-up (write-off) of loans previously
         reserved for financial statements                  (1,248,441)          3,887,555                --
                                                           -----------         -----------         -----------
     Net (loss) income per tax basis                       $  (494,918)        $ 4,061,977         $ 2,797,189
                                                           ===========         ===========         ===========

         The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                       2000                 1999
                                                                  ------------         ------------
     Net assets per financial statements                          $  2,826,551         $  7,844,156
     Interest income recognized for tax purposes in excess
        of amounts recognized for financial statements                    --              1,069,952
     Allowance for loan losses                                            --              5,000,000
     Allowance for impairment                                          389,000                 --
     Other assets                                                       13,941                8,592
     Depreciation                                                     (251,256)            (228,957)
     Syndication costs                                               3,918,690            3,918,690
                                                                  ------------         ------------
     Net assets per tax basis                                     $  6,906,926         $ 17,612,433
                                                                  ============         ============


                                  RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                   INITIAL COST TO PARTNERSHIP*
                                                                                   -------------------------------------
                                                                                                            BUILDING
                                                                                                              AND
DESCRIPTION                                                     ENCUMBRANCES             LAND             IMPROVEMENTS
------------------------------------------------             -------------------   ------------------   ----------------
      Comfort Inn Hotel, Richmond, VA                        $        3,227,254    $         444,700    $      3,303,821
                                                             ==================    =================    ================


                                                                COSTS CAPITALIZED SUBSEQUENT TO ACQUISITION
                                                            -----------------------------------------------------

                                                                                                CARRYING
DESCRIPTION                                                    IMPROVEMENTS                       COST
------------------------------------------------            --------------------        ------------------------
      Comfort Inn Hotel, Richmond, VA                       $         1,076,786         $                   --
                                                            ===================         ========================


                                                               LIFE ON WHICH
                                                              DEPRECIATION IN
                                                             LATEST STATEMENT
                                                             OF OPERATIONS IS
                                                                 COMPUTED
                                                            --------------------
      Comfort Inn Hotel, Richmond, VA                          7 - 40 years
                                                               straight-line
                                                               method



                                                                      GROSS AMOUNT AT CLOSE OF PERIOD
                                                  ----------------------------------------------------------------------------
                                                                        BUILDING            WRITE-DOWN
                                                                          AND                   FOR
DESCRIPTION                                            LAND           IMPROVEMENTS          IMPAIRMENT            TOTAL
-----------------------------------------         --------------    ----------------     ----------------   ------------------
      Comfort Inn Hotel, Richmond, VA             $      444,700    $      4,380,607     $       (389,000)  $        4,436,307
                                                  ==============    ================     ================   ==================


                                                                ACCUMULATED             DATE OF               DATE
                                                                DEPRECIATION         CONSTRUCTION           ACQUIRED
                                                             ------------------    -----------------    ----------------
      Comfort Inn Hotel, Richmond, VA                        $          883,367             N/A                4/1/93
                                                             ==================




(A)   Reconciliation of Real Estate Owned                                      YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------------
                                                                    2000                 1999                 1998
                                                             ------------------    -----------------    ----------------
      Balance at beginning of year                           $        4,750,179    $       4,539,949    $      4,320,993
      Additions during year:

           Improvements                                                  75,128              210,230             218,956
           Impairment                                                  (389,000)                --                  --
                                                             ------------------    -----------------    ----------------

      Balance at end of year                                 $        4,436,307    $       4,750,179    $      4,539,949
                                                             ==================    =================    ================

(B)   Reconciliation of Accumulated Depreciation

      Balance at beginning of year                           $          726,123    $         574,571    $        421,480
      Additions during year:
          Depreciation                                                  157,244              151,552             153,091
                                                             ------------------    -----------------    ----------------

      Balance at end of year
                                                             $          883,367    $         726,123    $        574,571
                                                             ==================    =================    ================



* Aggregate cost for federal income tax purposes is $4,825,307 at December 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Effective July 28,2000, the Registrant dismissed its prior Independent Auditors, Hays & Company (the "Prior Auditors"). Hays & Company's auditors' report on the balance sheets of the Registrant as of and for years ended December 31, 1999 and 1998, and the related statements of operations, partner's equity and cash flows for each of the three years in the period ended December 31, 1999, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change Independent Auditors was approved by the Registrant's managing general partner's directors. During calendar year ended 1998 and 1999 and through July 28, 2000, there were no disagreements between the Registrant and the Prior Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of the Prior Auditors.


     Effective October 25, 2000, the Registrant engaged Imowitz, Koenig & Co., LLP. as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Co., LLP. regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K prior to October 25, 2000.

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

                                                                                         Has Served as
                                             Position Held with the                 Has Served as a Director
Name                                        Managing General Partner                    or Officer Since
----                                        ------------------------                ------------------------

Michael L. Ashner                     President and Director                                 10-99

David G. King, Jr.                    Vice President                                         11-97

Peter Braverman                       Executive Vice President                               10-99

Lara K. Sweeney                       Vice President and Secretary                           10-99

Carolyn Tiffany                       Vice President and Treasurer                           10-99


     Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner also currently serves as a Director of Interstate Hotels Corporation, Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

     David G. King, Jr., 38, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. He is also a Vice President of the General Partner. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

     Peter Braverman, age 49, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     Lara K. Sweeney, age 28, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

     Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Except as noted below, no person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2001:

                                             Number of
         Name of Beneficial Owner           Units owned               % of Class
         ------------------------           -----------               ----------

         Bighorn Associates I LLC(1)          46,776                    14.17%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partners have, during Registrant's year ended December 31, 2000, earned or received compensation or payments for services from or with respect to Registrant as follows:

Name of Recipient            Capacity in Which Served              Compensation
-----------------            ------------------------              ------------
Resources Capital Corp.      Servicing of Mortgage Loans           $  47,333(1)
Resources Capital Corp.      Management of Registrants' Assets     $    --  (2)
Resources Capital Corp.      General Partner                       $  24,476(3)
RAM Funding, Inc.            General Partner                       $     495(3)
Presidio AGP Corp.           General Partner                       $     495(3)

(1) This amount represents fees (and interest) earned by the Administrative General Partner for servicing Mortgage Loans, which fees equal 1/4 of 1% of the outstanding principal amount of the Mortgage Loans.


(2) This amount represents fees (and interest) earned by the Administrative General Partner for managing the affairs of Registrant, which fees equal 1/4 of 1% of the Net Asset Value per annum of Registrant (as defined in Registrant's Partnership Agreement). No fees were earned during 2000 or 1999.

(3) The General Partners, pursuant to the Partnership Agreement, are entitled to receive 5% of Registrant's income, loss, capital and distributions (4.8% to the Administrative General Partner, .1% to the Investment General Partner and .1% to the Associate General Partner) including, without limitation, Registrant's cash flow from operations and disposition proceeds. For the year ended December 31, 2000, the General Partners were allocated taxable income of $24,476, representing $23,756 to the Administrative General Partner, $495 to the Investment General Partner and $495 to the Associate General Partner.

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

         (D) Note dated June 29, 1988 between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated June 30, 1988).

         (E) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated June 30, 1988).

         (F) Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(c) to Registrant's Current Report on Form 8-K dated June 30, 1988).

         (G) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(d) to Registrant's Current Report on Form 8-K dated June 30, 1988).

16. Letter dated July 31, 2000 from Hays & Company (incorporated by reference to Exhibit 16 to Registrant's Current Report on Form 8-K dated July 28, 2000.)

(b) Reports on Form 8-K

     A Current Report on Form 8-K was filed on October 25, 2000 with respect to the Registrant's change of accountants (Item 4).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2001.

RESOURCES ACCRUED MORTGAGE
INVESTORS L.P. - SERIES 86

By:      RESOURCES CAPITAL CORP.
         Administrative General Partner

                                                                       DATE
                                                                       ----

By:      /s/ MICHAEL L. ASHNER                                    March 28, 2001
         ------------------------
         Michael L. Ashner
         President and Director

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

        SIGNATURE                      TITLE                          DATE
        ---------                      -----                          ----

/s/ MICHAEL L. ASHNER         Director and President              March 28, 2001
--------------------------
Michael L. Ashner

/s/ CAROLYN TIFFANY           Vice President and Treasurer        March 28, 2001
--------------------------
Carolyn Tiffany

                                  EXHIBIT INDEX

                                                                           PAGE
EXHIBIT                                                                   NUMBER

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

     (E) Note dated June 29, 1988 between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(a) to Registrant's Current Report on Form 8-K dated June 30, 1988).

     (F) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K dated June 30, 1988).

     (G) Mortgage, Assignment of Rents, Security Agreement and Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(c) to Registrant's Current Report on Form 8-K dated June 30, 1988).

     (H) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Southern Inns Associates Limited Partnership and Registrant (incorporated by reference to Exhibit 10(d) to Registrant's Current Report on Form 8-K dated June 30, 1988).

16. Letter dated July 31, 2000 from Hays & Company (incorporated by reference to Exhibit 16 to Registrant's Current Report on Form 8-K dated July 28, 2000.)