Form 10QSB
period 2001-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2001-05-14
CIK 779231

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-15724

              Resources Accrued Mortgage Investors L.P. - Series 86
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                                  13-3294835
---------------------------------------     -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

  Five Cambridge Center, Cambridge, MA                    02142-1493
---------------------------------------     ----------------------------------
(Address of principal executive office)                  (Zip Code)

  Registrant's telephone number, including area code     (617) 234-3000
                                                          -------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---


                                     1 of 12

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2001
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)


                                                                                      MARCH 31,               DECEMBER 31,
                                                                                        2001                      2000
                                                                                ----------------------   -----------------------
ASSETS

Cash and cash equivalents                                                       $           2,585,342    $            2,603,830
Real estate - net                                                                           3,552,940                 3,552,940
Other assets                                                                                   82,391                    64,414
                                                                                ---------------------    ----------------------

         Total Assets                                                           $           6,220,673    $            6,221,184
                                                                                =====================    ======================

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Mortgage loan payable                                                           $           3,200,955    $            3,227,254
Accounts payable and accrued expenses                                                         178,372                   157,379
                                                                                ---------------------    ----------------------

         Total Liabilities                                                                  3,379,327                 3,384,633
                                                                                ---------------------    ----------------------


Partners' Equity:

Limited partners' equity (330,004 units
 issued and outstanding)                                                                    2,699,391                 2,694,836
General partners' equity                                                                      141,955                   141,715
                                                                                ---------------------    ----------------------

         Total Partners' Equity                                                             2,841,346                 2,836,551
                                                                                ---------------------    ----------------------

         Total Liabilities and Partners' Equity                                 $           6,220,673    $            6,221,184
                                                                                =====================    ======================



                       See notes to financial statements.

                                     2 of 12

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2001
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,                MARCH 31,
                                                                                           2001                    2000
                                                                                -----------------------   --------------------
Revenues:

      Operating income - real estate                                            $             309,813    $              337,610
      Other income                                                                              7,000                         -
      Short term investment interest                                                           32,667                    47,172
                                                                                ---------------------    ----------------------

         Total revenues                                                                       349,480                   384,782
                                                                                ---------------------    ----------------------

Costs and Expenses:

      Operating expenses - real
       estate                                                                                 241,189                   245,089
      Mortgage loan interest expense                                                           68,281                    70,615
      General and administrative                                                               35,215                    28,943
      Depreciation expense                                                                          -                    39,959
                                                                                ---------------------    ----------------------

         Total costs and expenses                                                             344,685                   384,606
                                                                                ---------------------    ----------------------


      Net income                                                                $               4,795     $                 176
                                                                                =====================     =====================

Net income attributable to:

      Limited partners                                                          $               4,555     $                 167

      General partners                                                                            240                         9
                                                                                ---------------------     ---------------------

                                                                                $               4,795     $                 176
                                                                                =====================     =====================

Net income per unit of limited partnership
 interest (330,004 units outstanding)                                           $               (0.01)    $                   -
                                                                                =====================    ======================


                       See notes to financial statements.

                                     3 of 12

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2001
                   STATEMENT OF PARTNERS' EQUITY (UNAUDITED)



                                                                  LIMITED                 GENERAL                   TOTAL
                                                                 PARTNERS'               PARTNERS'                PARTNERS'
                                                                   EQUITY                  EQUITY                   EQUITY
                                                             ------------------     --------------------     --------------------
Balance - January 1, 2001                                    $        2,694,836     $            141,715     $          2,836,551

    Net income                                                            4,555                      240                    4,795
                                                             ------------------     --------------------     --------------------

Balance - March 31, 2001                                     $        2,699,391     $            141,955     $          2,841,346
                                                             ==================     ====================     ====================



                       See notes to financial statements.

                                     4 of 12

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2001
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,                MARCH 31,
                                                                                         2001                     2000
                                                                                ---------------------    ----------------------
Cash Flows from Operating Activities:

Net income                                                                      $               4,795    $                  176

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation                                                                                  -                    39,959
      Changes in assets and
       liabilities:
         Other assets                                                                         (17,977)                 (283,453)
         Accounts payable and accrued expenses                                                 20,993                  (41,600)
                                                                                ---------------------    ----------------------

Net cash provided by (used in) operating activities                                             7,811                 (284,918)
                                                                                ---------------------    ----------------------

Cash Flows from Investing Activities:

      Additions to real estate                                                                                           (3,706)
                                                                                                    -
                                                                                ---------------------    ----------------------

Net cash used in investing activities                                                                                    (3,706)
                                                                                                    -
                                                                                ---------------------    ----------------------

Cash flow from financing Activities:

      Distributions to partners                                                                     -                (5,210,590)
      Principal payments on mortgage loan payable                                             (26,299)                  (24,050)
                                                                                ---------------------    ----------------------

Cash used in financing activities                                                             (26,299)               (5,234,640)
                                                                                ---------------------    ----------------------

Net decrease in cash and cash equivalents                                                     (18,488)               (5,523,264)

Cash and cash equivalents, beginning of period                                              2,603,830                 7,639,679
                                                                                ---------------------    ----------------------

Cash and cash equivalents, end of period                                        $           2,585,342    $            2,116,415
                                                                                =====================    ======================

Supplementary Disclosure of Cash Flow Information:
      Interest paid                                                             $              68,281    $               70,615
                                                                                =====================    ======================







                       See notes to financial statements.

                                     5 of 12

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2001

                          NOTES TO FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL INFORMATION

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors L.P. - Series 86 (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 2000. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2000 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         RAM Funding, Inc., the investment general partner, Resources Capital Corp., the administrative general partner, and Presidio AGP Corp., the associate general partner (collectively "General Partners"), are wholly-owned subsidiaries of Presidio Capital Corp. ("Presidio"). Presidio is indirectly controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. Subject to the provisions of the Agreement of Limited Partnership ("Partnership Agreement"), Presidio controls the Partnership through its indirect ownership of the General Partners. The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with Presidio, and which are engaged in businesses that are, or may in the future, be in direct competition with the Partnership.

         On October 21, 1999, Presidio entered into a new Services Agreement with AP-PCC III, L.P (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relations services to the Partnership and other entities affiliated with the Partnership.

         As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Partnership Agreement to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy. The General Partner does not believe that this relationship has had or will have a material effect on the operations of the Partnership.

                                     6 of 12

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2001

                          NOTES TO FINANCIAL STATEMENTS

2.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         The administrative general partner is entitled to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. No asset management fee was earned for the three months ended March 31, 2001 and 2000.

         The administrative general partner was also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. No mortgage servicing fees were earned for the three months ended March 31, 2001 and 2000.

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the administrative general partner, 0.1% to the investment general partner, and 0.1% to the associate general partner. The General Partners collectively received $260,529 in distributions for the three months ended March 31, 2000. No distributions were made in 2001.

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

         As of March 31, 2001, affiliates of Presidio had acquired 50,675 units of limited partnership interest of the Partnership. These units represent 15.4% of the issued and outstanding limited partnership units. During the three months ended March 31, 2000, affiliates of Presidio received approximately $762,300 of the distributions made to the limited partners.

                                     7 of 12

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2001

                          NOTES TO FINANCIAL STATEMENTS

3.       INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCES FOR LOAN LOSSES

         The Partnership originally invested its net proceeds in sixteen non-recourse, zero-coupon junior mortgage loans which aggregated $70,332,103, all of which have been satisfied. At March 31, 2001, the Partnership holds the motel property in Richmond, Virginia, which was acquired as a result of its foreclosure on the Southern Inns Loan.

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

                                     8 of 12

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2001

                          NOTES TO FINANCIAL STATEMENTS

4.       REAL ESTATE

         The Partnership holds fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. The land, building and improvements are pledged to collateralize the mortgage loan payable. A summary of the Partnership's real estate as of March 31, 2001 and December 31, 2000 is as follows:

          Land                                           $             444,700
          Building and improvements                                  4,380,607
                                                         ---------------------
                                                                     4,825,307

          Less:  Accumulated depreciation                             (883,367)
          Less:  Impairment reserve                                   (389,000)
                                                         ---------------------

                                                         $           3,552,940
                                                         =====================

         The Partnership recorded a provision for impairment in value in 2000 to write-down the remaining property to its estimated fair market value. Accordingly, no depreciation expense has been recorded for the three months ended March 31, 2001.

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

                                     9 of 12

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

             The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

             The Partnership originally invested its net proceeds in sixteen mortgage loans, which aggregated $70,332,103. As of March 31, 2001, the Partnership's investment consists of a hotel which it acquired through foreclosure.

             The Partnership uses working capital reserves provided from any undistributed cash from temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of March 31, 2001, the Partnership's cash and cash equivalents decreased by $18,488 from December 31, 2000 to $2,585,342. The decrease is due to $26,299 of mortgage principal payments, which was slightly offset by $7,811 of cash provided by operating activities. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses with respect to its hotel property or to pay fees. The Partnership's cash flow from the operations of its hotel property is anticipated to be sufficient to meet such property's capital expenditures in the near term. The Partnership is currently marketing the property for sale.

             In January 2000, the Partnership distributed $5,210,590 of which the Limited Partners received $4,950,061 or $15.00 per unit. Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

                                    10 of 12

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

             Liquidity and Capital Resources (Continued)

             Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

             Results of Operations

             Net income increased by $4,619 for the three month period ended March 31, 2001 compared with the corresponding period in the prior year. The increase was due to a decrease in costs and expenses of $39,921 which more than offset a decrease in revenues of $35,302.

             Revenues decreased by $35,302 for the three month period ended March 31, 2001 compared with the corresponding period in the prior year due primarily to a decrease in operating income-real estate, which was slightly offset by an increase in other income. Short term investment income declined as a result of lower cash balances available for investment.

             Costs and expenses decreased by $39,921 for the three month period ended March 31, 2001 compared to the same period in the prior year due to the elimination of depreciation expense as a result of the provision for impairment recorded on the remaining property in 2000. All other costs and expenses remained relatively constant.

             Recently Issued Accounting Standards

             The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Registrant believes that the effect of SFAS 133 on its financial statements will be immaterial.

             Inflation

             Inflation and changing economic conditions could adversely affect occupancy, rental rates and operating expenses underlying the Partnership's operations.

ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices except the Registrant's remaining mortgage note payable at March 31, 2001, which is at a variable rate of interest (currently fixed at 8.5% per annum through April 2002), and is adjustable every five years.

                                    11 of 12

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           RESOURCES ACCRUED MORTGAGE INVESTORS L.P.- SERIES 86

                                    BY: Resources Capital Corp.

                                        Administrative General Partner

                                        BY: /s/ MICHAEL L. ASHNER
                                            ------------------------------------
                                                Michael L. Ashner
                                                President and Director
                                                (Principle Executive Officer)

                                        BY: /s/ CAROLYN B. TIFFANY
                                            ------------------------------------
                                                 Carolyn B. Tiffany
                                                 Vice President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)



                                                  Dated:     May 14, 2001





                                    12 of 12