Form 10QSB
period 2001-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2001-08-14
CIK 779231

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                --------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-15724

              Resources Accrued Mortgage Investors L.P. - Series 86
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Delaware                                  13-3294835
---------------------------------------      -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
       incorporation or organization)

     7 Bulfinch Place, Boston, MA                          02114
---------------------------------------     ------------------------------------
(Address of principal executive office)                  (Zip Code)

        Registrant's telephone number, including area code (617) 570-4600
                                                           --------------


           Five Cambridge Center, 9th Floor, Cambridge, MA 02142-1493
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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


                                     1 of 14

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-QSB JUNE 30, 2001
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                       JUNE 30,    DECEMBER 31,
                                                         2001          2000
                                                      ----------   ------------
ASSETS

Cash and cash equivalents                             $2,539,571    $2,603,830
Real estate - net                                      3,559,645     3,552,940
Other assets                                             152,610        64,414
                                                      ----------    ----------
          Total Assets                                $6,251,826    $6,221,184
                                                      ==========    ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Mortgage loan payable                                 $3,174,760    $3,227,254
Accounts payable and accrued expenses                    225,895       157,379
                                                      ----------    ----------
          Total Liabilities                            3,400,655     3,384,633
                                                      ----------    ----------

Commitments and Contingencies

Partners' Equity:

Limited partners' equity (330,004 units
   issued and outstanding)                             2,708,725     2,694,836
General partners' equity                                 142,446       141,715
                                                      ----------    ----------
          Total Partners' Equity                       2,851,171     2,836,551
                                                      ----------    ----------
          Total Liabilities and Partners' Equity      $6,251,826    $6,221,184
                                                      ==========    ==========

                       See notes to financial statements.

                                     2 of 14

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-QSB JUNE 30, 2001


STATEMENTS OF OPERATIONS (UNAUDITED)
                                                      FOR THE SIX MONTHS ENDED
                                                    ----------------------------
                                                      JUNE 30,       JUNE 30,
                                                       2001            2000
                                                    -----------     -----------
Revenues:

      Operating income - real estate                $   683,694     $   786,777
      Other income                                        7,247          16,816
      Short term investment interest                     57,822          80,375
                                                    -----------     -----------
          Total revenues                                748,763         883,968
                                                    -----------     -----------

Costs and Expenses:

      Operating expenses - real estate                  502,773         554,387
      Mortgage loan interest expense                    136,665         140,571
      General and administrative                         94,705         102,018
      Depreciation expense                                 --            78,918
      Recovery of loan loss                                --        (5,000,000)
                                                    -----------     -----------
          Total costs and expenses                      734,143      (4,124,106)
                                                    -----------     -----------

      Net income                                    $    14,620     $ 5,008,074
                                                    ===========     ===========

Net income attributable to:

      Limited partners                              $    13,889     $ 4,757,670

      General partners                                      731         250,404
                                                    -----------     -----------
                                                    $    14,620     $ 5,008,074
                                                    ===========     ===========

Net income per unit of limited partnership
      interest (330,004 units outstanding)          $      0.04     $     14.42
                                                    ===========     ===========

Distribution per limited partnership unit           $      --       $     15.00
                                                    ===========     ===========

                 See notes to consolidated financial statements.

                                     3 of 14

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-QSB JUNE 30, 2001


STATEMENTS OF OPERATIONS (UNAUDITED)
                                                     FOR THE THREE MONTHS ENDED
                                                     ---------------------------
                                                       JUNE 30,      JUNE 30,
                                                         2001          2000
                                                     -----------    -----------
Revenues:

      Operating income - real estate                 $   373,881    $   449,167
      Other income                                           247         16,816
      Short term investment interest                      25,155         33,203
                                                     -----------    -----------
          Total revenues                                 399,283        499,186
                                                     -----------    -----------

Costs and Expenses:

      Operating expenses - real estate                   261,584        309,298
      Mortgage loan interest expense                      68,384         69,956
      General and administrative                          59,490         73,075
      Depreciation expense                                  --           38,959
      Recovery of loan loss                                 --       (5,000,000)
                                                     -----------    -----------
          Total costs and expenses                       389,458     (4,508,712)
                                                     -----------    -----------

      Net  income                                    $     9,825    $ 5,007,898
                                                     ===========    ===========

Net income attributable to:

      Limited partners                               $     9,334    $ 4,757,503

      General partners                                       491        250,395
                                                     -----------    -----------
                                                     $     9,825    $ 5,007,898
                                                     ===========    ===========

Net  income per unit of limited partnership
      interest (330,004 units outstanding)           $      0.03    $     14.42
                                                     ===========    ===========

                       See notes to financial statements.

                                     4 of 14

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-QSB JUNE 30, 2001

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                                        GENERAL         LIMITED          TOTAL
                                       PARTNERS'       PARTNERS'       PARTNERS'
                                        EQUITY          EQUITY          EQUITY
                                      ----------      ----------      ----------
Balance - January 1, 2001             $  141,715      $2,694,836       2,836,551

    Net income                               731          13,889          14,620
                                      ----------      ----------      ----------

Balance - June 30, 2001               $  142,446      $2,708,725      $2,851,171
                                      ==========      ==========      ==========

                       See notes to financial statements.

                                     5 of 14

                           RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                         FORM 10-QSB JUNE 30, 2001

STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                 FOR THE SIX MONTHS ENDED
                                                                                --------------------------
                                                                                  JUNE 30,       JUNE 30,
                                                                                   2001           2000
                                                                                -----------    -----------
Cash Flows from Operating Activities:

Net income                                                                      $    14,620    $ 5,008,074
Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation                                                                     --           78,918
      Recovery of loan loss                                                            --       (5,000,000)
      Changes in assets and liabilities:
          Other assets                                                              (88,196)       (99,284)
          Accounts payable and accrued expenses                                      68,516        (85,181)
                                                                                -----------    -----------
Net cash used in operating activities                                                (5,060)       (97,473)
                                                                                -----------    -----------
Cash Flows from Investing Activities:

      Payment received on mortgage loan                                                --        5,000,000
      Additions to real estate                                                       (6,705)        (6,759)
                                                                                -----------    -----------
Net cash (used in) provided by investing activities                                  (6,705)     4,993,241
                                                                                -----------    -----------
Cash Flow from Financing Activities:

      Distribution to partners                                                         --       (5,210,590)
      Principal payments on mortgage loan payable                                   (52,494)       (48,673)
                                                                                -----------    -----------
Cash used in financing activities                                                   (52,494)    (5,259,263)
                                                                                -----------    -----------
Net decrease in cash and cash equivalents                                           (64,259)      (363,495)

Cash and cash equivalents, beginning of period                                    2,603,830      7,639,679
                                                                                -----------    -----------

Cash and cash equivalents, end of period                                        $ 2,539,571    $ 7,276,184
                                                                                ===========    ===========

Supplementary Disclosure of Cash Flow Information:
      Interest paid                                                             $   136,665    $   140,571
                                                                                ===========    ===========

                                     See notes to financial statements.

                                                  6 of 14

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-QSB JUNE 30, 2001

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

     The results of operations for the six and three months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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


                                     7 of 14

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-QSB JUNE 30, 2001

                          NOTES TO FINANCIAL STATEMENTS

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     The administrative general partner is entitled to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. No asset management fee was earned for the six months ended June 30, 2001 and 2000.

     The administrative general partner was also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. No mortgage servicing fees were earned for the six months ended June 30, 2001 and 2000.

     The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the administrative general partner, 0.1% to the investment general partner, and 0.1% to the associate general partner. The General Partners collectively received $260,529 in distributions for the six months ended June 30, 2000. No distributions were made in 2001.

     As of June 30, 2001, affiliates of Presidio had acquired 50,675 units of limited partnership interest of the Partnership. These units represent 15.4% of the issued and outstanding limited partnership units. During the six months ended June 30, 2000, affiliates of Presidio received approximately $762,300 of the distributions made to the limited partners.

3.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCES FOR LOAN LOSSES

     The Partnership originally invested its net proceeds in sixteen non-recourse, zero-coupon junior mortgage loans which aggregated $70,332,103, all of which have been satisfied. At June 30, 2001, the Partnership holds the motel property in Richmond, Virginia, which was acquired as a result of its foreclosure on the Southern Inns Loan.


                                     8 of 14

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-QSB JUNE 30, 2001

                          NOTES TO FINANCIAL STATEMENTS

3.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCES FOR LOAN LOSSES (CONTINUED)

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

     West Palm approached the General Partner seeking to restructure the Partnership's loan. During the course of these negotiations, West Palm entered into an agreement to sell its property to an unaffiliated third party. As a condition to the entering into this agreement, the Partnership agreed to accept a payment of $5,000,000 in full satisfaction of the West Palm loan. During the six months ended June 30, 2000, the West Palm property was sold and the Partnership received $5,000,000 in satisfaction of its mortgage loan.

4.   REAL ESTATE

     The Partnership holds fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. The land, building and improvements are pledged to collateralize the mortgage loan payable. A summary of the Partnership's real estate as of June 30, 2001 is as follows:




     Land                                                $  444,700
     Building and improvements                            4,387,312
                                                         -----------
                                                          4,832,012

     Less:  Accumulated depreciation                      (883,367)
     Less:  Impairment reserve                            (389,000)
                                                         -----------

                                                         $3,559,645
                                                         ===========

                                     9 of 14

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-QSB JUNE 30, 2001

                          NOTES TO FINANCIAL STATEMENTS

4.   REAL ESTATE (CONTINUED)

     The Partnership recorded a provision for impairment in value in 2000 to write-down the remaining property to its estimated fair market value. Accordingly, no depreciation expense has been recorded for the six months ended June 30, 2001.

5.   MORTGAGE LOAN PAYABLE

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


                                    10 of 14

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-QSB JUNE 30, 2001

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

        The Partnership originally invested its net proceeds in sixteen mortgage loans, which aggregated $70,332,103. As of June 30, 2001, the Partnership's investment consists of a hotel which it acquired through foreclosure.

        The Partnership uses working capital reserves provided from any undistributed cash from temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of June 30, 2001, the Partnership's cash and cash equivalents decreased by $64,259 from December 31, 2000 to $2,539,571. The decrease is due to $52,494 of mortgage principal payments (financing activities), $5,060 used in operating activities, and $6,705 used for additions to real estate (investing activities). The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses with respect to its hotel property or to pay fees. The Partnership's cash flow from the operations of its hotel property is anticipated to be sufficient to meet such property's capital expenditures in the near term. The Partnership is currently marketing the property for sale.

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

        Results of Operations

        Net income decreased for the three and six month periods ended June 30, 2001 compared with the corresponding period in the prior year. The decrease was primarily due to the loan loss recovery of $5,000,000 in 2000.


                                    11 of 14

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-QSB JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

        Results of Operations (Continued)

        Revenues decreased for the three and six month periods ended June 30, 2001 compared with the corresponding period in the prior year primarily due to a decrease in operating income-real estate, other income and short-term investment income. Operating income-real estate decreased due to a decline in average occupancy and room rates. The decrease in other income was due primarily to a decrease in the receipt of transfer fees. Short term investment income declined as a result of lower cash balances available for investment.

        Costs and expenses increased for the three and six month periods ended June 20, 2001 compared to the same periods in the prior year primarily due to the recovery of loan loss in 2000. Without giving effect to the recovery of loan loss, costs and expenses decreased due to the elimination of depreciation expense in 2001 as a result of the provision for impairment recorded on the remaining property in 2000. Additionally, cost and expenses declined due to decreases in operating expenses-real estate, mortgage loan interest expense, and general and administrative expenses.

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

        In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Partnership's financial statements.

        In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the Partnership's financial statements.


                                    12 of 14

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-QSB JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

Inflation

        Inflation and changing economic conditions could adversely affect occupancy, rental rates and operating expenses underlying the Partnership's operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices except the Registrant's remaining mortgage note payable at June 30, 2001, which is at a variable rate of interest (currently fixed at 8.5% per annum through April 2002), and is adjustable every five years.


                                    13 of 14

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            FORM 10-QSB JUNE 30, 2001


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


                           RESOURCES ACCRUED MORTGAGE INVESTORS L.P.- SERIES 86


                                    BY: Resources Capital Corp.
                                        Administrative General Partner


                                        BY:  /s/ MICHAEL L. ASHNER
                                            -----------------------------
                                            Michael L. Ashner
                                            President and Director
                                            (Principle Executive Officer)

                                        BY:  /s/ CAROLYN B. TIFFANY
                                            -----------------------------
                                            Carolyn B. Tiffany
                                            Vice President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)





                                            Dated: August 14, 2001


                                    14 of 14