Form 10QSB
period 2001-09-30
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2001-11-14
CIK 779231

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                              -------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-15724

              Resources Accrued Mortgage Investors L.P. - Series 86
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Delaware                                 13-3294835
---------------------------------------    ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)

     7 Bulfinch Place, Boston, MA                         02114
---------------------------------------    ------------------------------------
(Address of principal executive office)                 (Zip Code)

        Registrant's telephone number, including area code (617) 570-4600
                                                            --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


                                     1 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2001
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2001            2000
                                                   -------------    ------------

Assets

Cash and cash equivalents .....................     $2,555,779       $2,603,830
Real estate - net .............................      3,566,426        3,552,940
Other assets ..................................        145,609           64,414
                                                    ----------       ----------
         Total Assets .........................     $6,267,814       $6,221,184
                                                    ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Mortgage loan payable .........................     $3,147,452       $3,227,254
Accounts payable and accrued expenses .........        234,583          157,379
                                                    ----------       ----------
         Total Liabilities ....................      3,382,035        3,384,633
                                                    ----------       ----------


Partners' Equity:

Limited partners' equity (330,004 units
   issued and outstanding) ....................      2,741,603        2,694,836
General partners' equity ......................        144,176          141,715
                                                    ----------       ----------
         Total Partners' Equity ...............      2,885,779        2,836,551
                                                    ----------       ----------
         Total Liabilities and Partners' Equity     $6,267,814       $6,221,184
                                                    ==========       ==========


                       See notes to financial statements.

                                     2 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2001

STATEMENTS OF OPERATIONS (UNAUDITED)
                                                    FOR THE NINE MONTHS ENDED
                                                 ------------------------------
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                      2001            2000
                                                  -----------      -----------
Revenues:
      Operating income - real estate ........     $ 1,043,294      $ 1,240,810
      Other income ..........................          18,197          618,997
      Short term investment interest ........          78,180          136,832
                                                  -----------      -----------
         Total revenues .....................       1,139,671        1,996,639
                                                  -----------      -----------

Costs and Expenses:
      Operating expenses - real estate ......         761,960          819,782
      Mortgage loan interest expense ........         203,936          209,882
      General and administrative ............         124,547          168,583
      Depreciation expense ..................            --            117,118
      Mortgage servicing fee ................            --             47,333
      Recovery of loan losses ...............            --         (5,000,000)
                                                  -----------      -----------
         Total costs and expenses ...........       1,090,443       (3,637,302)
                                                  -----------      -----------
      Net income ............................     $    49,228      $ 5,633,941
                                                  ===========      ===========
Net income attributable to:
      Limited partners ......................     $    46,767      $ 5,352,244
      General partners ......................           2,461          281,697
                                                  -----------      -----------
                                                  $    49,228      $ 5,633,941
                                                  ===========      ===========
Net income per unit of limited partnership
      interest (330,004 units outstanding) ..     $      0.14      $     16.22
                                                  ===========      ===========
Distribution per limited partnership unit ...     $      --        $     29.39
                                                  ===========      ===========


                 See notes to consolidated financial statements.

                                     3 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2001

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                  ------------------------------
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2001             2000
                                                   ----------       ----------
Revenues:
      Operating income - real estate .........     $  359,600       $  454,033
      Other income ...........................         10,950          602,181
      Short term investment interest .........         20,358           56,457
                                                   ----------       ----------
         Total revenues ......................        390,908        1,112,671
                                                   ----------       ----------
Costs and Expenses:
      Operating expenses - real estate .......        259,187          265,395
      Mortgage loan interest expense .........         67,271           69,311
      General and administrative .............         29,842           66,565
      Depreciation expense ...................           --             38,200
      Mortgage servicing fee .................           --             47,333
                                                   ----------       ----------
         Total costs and expenses ............        356,300          486,804
                                                   ----------       ----------
      Net  income ............................     $   34,608       $  625,867
                                                   ==========       ==========
Net income attributable to:
      Limited partners .......................     $   32,878       $  594,574
      General partners .......................          1,730           31,293
                                                   ----------       ----------
                                                   $   34,608       $  625,867
                                                   ==========       ==========
Net  income per unit of limited partnership
      interest (330,004 units outstanding) ...     $     0.10       $     1.80
                                                   ==========       ==========
Distribution per limited partnership unit ....     $     --         $    14.39
                                                   ==========       ==========


                       See notes to financial statements.

                                     4 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2001

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                     GENERAL         LIMITED             TOTAL
                                    PARTNERS'       PARTNERS'          PARTNERS'
                                     EQUITY          EQUITY             EQUITY
                                    --------        ----------        ----------
Balance - January 1, 2001 .....     $141,715        $2,694,836        $2,836,551
    Net income ................        2,461            46,767            49,228
                                    --------        ----------        ----------
Balance - September 30, 2001 ..     $144,176        $2,741,603        $2,885,779
                                    ========        ==========        ==========


                       See notes to financial statements.

                                     5 of 15

                    RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                FORM 10-QSB SEPTEMBER 30, 2001

 STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               FOR THE NINE MONTHS ENDED
                                                           ----------------------------------
                                                           SEPTEMBER 30,        SEPTEMBER 30,
                                                               2001                 2000
                                                           ------------         ------------
Cash Flows from Operating Activities:
Net  income ..........................................     $     49,228         $  5,633,941
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation ...................................             --                117,118
      Recovery of loan losses ........................             --             (5,000,000)
      Deferred mortgage servicing fees ...............             --                 47,333
      Changes in assets and liabilities:
         Other assets ................................          (81,195)             (99,715)
         Accounts payable and accrued expenses .......           77,204              (56,107)
                                                           ------------         ------------
Net cash provided by operating activities ............           45,237              642,570
                                                           ------------         ------------
Cash Flows from Investing Activities:
      Payment received on mortgage loans .............             --              5,000,000
      Additions to real estate .......................          (13,486)             (46,077)
                                                           ------------         ------------
Net cash (used in) provided by investing activities ..          (13,486)           4,953,923
                                                           ------------         ------------
Cash flow from financing Activities:
      Distributions to partners ......................             --            (10,210,590)
      Principal payments on mortgage loan payable ....          (79,802)             (73,941)
                                                           ------------         ------------
Cash used in financing activities ....................          (79,802)         (10,284,531)
                                                           ------------         ------------
Net decrease in cash and cash equivalents ............          (48,051)          (4,688,038)
Cash and cash equivalents, beginning of period .......        2,603,830            7,639,679
                                                           ------------         ------------
Cash and cash equivalents, end of period .............     $  2,555,779         $  2,951,641
                                                           ============         ============
Supplementary Disclosure of Cash Flow Information:
      Interest paid ..................................     $    203,936         $    209,882
                                                           ============         ============

                              See notes to financial statements.

                                           6 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2001

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

     The results of operations for the nine and three months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

     On October 21, 1999, Presidio entered into a Services Agreement with AP-PCC III, L.P (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relations services to the Partnership and other entities affiliated with the Partnership.

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


                                     7 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     The administrative general partner is entitled to receive an asset management fee for services rendered in the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the Net Asset Value of the Partnership, as defined in the Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. No asset management fee was earned for the nine months ended September 30, 2001 and 2000.

     The administrative general partner was also entitled to receive a mortgage servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. Mortgage servicing fees of $0 and $47,333 were earned for the nine months ended September 30, 2001 and 2000, respectively.

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

     In addition, affiliates of the General Partners held a 5% special limited partnership interest in West Palm Associates Limited Partnership ("West Palm") and held notes which were secured by a 35.7% limited partner interest in West Palm. To the extent any amounts were paid to such affiliates on account of the loans secured by the limited partner interests, the Partnership was entitled to 50% of such amounts (see Note
     3). The Partnership received approximately $592,000 during the three months ended September 30, 2000, which is included in other income.

     As of September 30, 2001, affiliates of Presidio had acquired 50,675 units of limited partnership interest of the Partnership. These units represent 15.4% of the issued and outstanding limited partnership units. During the nine months ended September 30, 2000, affiliates of Presidio received approximately $1,472,900 of the distributions made to the limited partners.

3.   INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCES FOR LOAN LOSSES

     The Partnership originally invested its net proceeds in sixteen non-recourse, zero-coupon junior mortgage loans which aggregated $70,332,103, all of which have been satisfied. At September 30, 2001, the Partnership holds the motel property in Richmond, Virginia which was acquired as a result of its foreclosure on the Southern Inns Loan.


                                     8 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2001

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

     In February 1997, a Plan of Reorganization was filed which called for a restructuring of the Partnership's mortgage and, in September 1997, the restructuring agreement was executed. The Partnership had reduced its indebtedness to $5,000,000, with interest accruing at 7% per annum and extended the maturity date to February 2017. The Partnership was also entitled to a participation interest in the event of a sale of the property.

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

4.   REAL ESTATE

     The Partnership holds fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. The land, building and improvements are pledged to collateralize the mortgage loan payable. A summary of the Partnership's real estate as of September 30, 2001 is as follows:

     Land .......................................   $  444,700
     Building and improvements ..................    4,394,093
                                                    -----------
                                                     4,838,793

     Less:  Accumulated depreciation ............    (883,367)
     Less:  Impairment reserve ..................    (389,000)
                                                    -----------

                                                    $3,566,426
                                                    ===========


                                     9 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2001

                          NOTES TO FINANCIAL STATEMENTS

4.   REAL ESTATE (CONTINUED)

     The Partnership recorded a provision for impairment in value in 2000 to write-down the remaining property to its estimated fair market value. Accordingly, no depreciation expense has been recorded for the nine months ended September 30, 2001. The Partnership is currently marketing the property for sale.

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


                                    10 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTMEBER 30, 2001

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

        The Partnership originally invested its net proceeds in sixteen mortgage loans which aggregated $70,332,103. As of September 30, 2001, the Partnership's investment consists of a hotel which it acquired through foreclosure.

        The Partnership uses working capital reserves provided from any undistributed cash from temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of September 30, 2001, the Partnership's cash and cash equivalents decreased by $48,051 from December 31, 2000 to $2,555,779. The decrease is due to $79,802 in cash used for mortgage principal payments (financing activities) and $13,486 in cash used for additions to real estate (investing activities), which were partially offset by $45,237 in cash provided by operating activities. The Partnership may utilize its working capital reserves in the event the Partnership incurs additional expenses with respect to its hotel property or to pay fees. The Partnership's cash flow from the operations of its hotel property is anticipated to be sufficient to meet such property's capital expenditures in the near term. The Partnership is currently marketing the property for sale.

        The terrorist attacks of September 11 have had a significantly adverse effect on the Partnership's property and the hospitality industry in general. Travel in the United States has significantly decreased resulting in higher room vacancies. As a result, it is expected that revenues for the fourth quarter of 2001 and subsequent quarters until this trend is reversed will be below historic levels. The General Partner is working with the manager of the property to attempt to offset this significant adverse trend.

        In January and July 2000, the Partnership distributed $5,210,590 and $5,000,000, respectively, of which the Limited Partners received $9,700,061 or $29.39 per unit. Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Partnership.

        Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

                                    11 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

        Results of Operations

        Net income decreased for the three and nine month periods ended September 30, 2001 compared with the corresponding period in the prior year. The decrease was primarily due to the loan loss recovery of $5,000,000 in 2000.

        Revenues decreased for the nine and three month periods ended September 30, 2001 compared with the corresponding period in the prior year due to a decrease in operating income-real estate, other income and short-term investment income. Operating income-real estate decreased due to a decline in average occupancy and room rates. The decrease in other income was due primarily to the additional payment received from affiliates of the General Partner in 2000 on the satisfaction of the West Palm loan (see Item 1. Financial Statements -
        Note 2). Short term investment income declined as a result of lower interest rates and lower cash balances available for investment.

        Costs and expenses, before recovery of loan losses, decreased for the nine and three month periods ended September 30, 2001, compared to the same periods in the prior year primarily due to the elimination of depreciation expense in 2001 as a result of the provision for impairment recorded on the remaining property in 2000 and the elimination of mortgage servicing fees as a result of the satisfaction of the West Palm loan in 2000. Additionally, cost and expenses declined due to decreases in operating expenses-real estate, mortgage loan interest expense and general and administrative expenses.

        The recovery of loan losses decreased due to the collection of the West Palm loan in 2000.

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



                                    12 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

        Recently Issued Accounting Standards (Continued)

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Partnership's results of operations.

        Inflation

        Inflation and changing economic conditions could adversely affect occupancy, rental rates and operating expenses underlying the Partnership's operations.

        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices except the Registrant's remaining mortgage note payable at September 30, 2001, which is at a variable rate of interest (currently fixed at 8.5% per annum through April 2002), and is adjustable every five years.

                                    13 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2001

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Reports on Form 8-K:

             No reports on Form 8-K were filed during the period ended September 30, 2001.

                                    14 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           RESOURCES ACCRUED MORTGAGE INVESTORS L.P.- SERIES 86

                                    BY: RESOURCES CAPITAL CORP.
                                        ----------------------------------------
                                        Administrative General Partner

                                    BY:   /s/ MICHAEL L. ASHNER
                                         ---------------------------------------
                                         Michael L. Ashner
                                         President and Director
                                        (Principle Executive Officer)

                                   BY:   /s/ CAROLYN B. TIFFANY
                                        ----------------------------------------
                                        Carolyn B. Tiffany
                                        Vice President and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)





                            Dated: November 14, 2001






                                    15 of 15