Form 10KSB
period 2001-12-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2002-03-28
CIK 779231

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                                                            Commission  File
For the fiscal year ended December 31, 2001                                                 Number  0-15724

                                     RESOURCES ACCRUED MORTGAGE INVESTORS L.P.-SERIES 86
                               (exact name of small business issuer as specified in its charter)

        Delaware                                                                 13-3294835
----------------------------                                           ---------------------------
(State of organization)                                              (IRS Employer Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts                                   02114
-----------------------------------------------------------------                                  --------
   (Address of principal executive offices)                                                      (Zip  Code)

Registrant's telephone number including area code:                                            (617) 570-4600
                                                                                              --------------

                                Securities registered pursuant to Section 12(b) of the Act:  None
                                                                                             ----

                                   Securities registered pursuant to Section 12(g) of the Act:

                                                Units of Limited Partnership Interest
                                                           (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,423,109.

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Resources Accrued Mortgage Investors L.P.-Series 86 (the "Registrant") was organized as a Delaware limited partnership on September 25, 1985. The general partners of the Registrant are RAM Funding Inc. (the "Investment General Partner"), Resources Capital Corp. (the "Administrative General Partner"), and Presidio AGP Corp. (the "Associate General Partner"). The Administrative General Partner, the Associate General Partner and the Investment General Partner are collectively referred to herein as the "General Partners". The General Partners are all ultimately controlled by NorthStar Capital Investment Corp., a Maryland corporation ("NorthStar"). See "Management/Employees" below.

In 1986, the Registrant sold, pursuant to a registration statement filed with the Securities Exchange Commission, 329,994 units of limited partnership interest (the "Units") for gross proceeds aggregating $82,501,000. Net proceeds received by Registrant from its offering, after organization and offering costs, were $78,582,310.

The principal business of the Registrant is and has been to invest primarily in "zero coupon" first and junior mortgage loans ("Mortgage Loans") on properties owned or acquired principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of Integrated Resources, Inc. ("Integrated"), the original owner of the Investment General Partner. The Mortgage Loans generally had original terms of approximately twelve years (with a right to prepay with payment of a prepayment penalty between the eighth and ninth years and without penalty beginning in the tenth year) with all interest and principal due and payable at the maturity or prepayment of the Mortgage Loan. As of December 31, 2001, the Registrant's sole remaining asset was its interest in the Comfort Inn in Richmond, Virginia. See "Investments of Registrant" below.

The Registrant has been marketing the remaining property for sale. However, the terrorist attacks of September 11 have had a significantly adverse effect on the property and the hospitality industry in general. Travel in the United States has significantly decreased resulting in higher room vacancies. The General Partner is working with the manager of the property to attempt to offset this significant adverse trend. Although the property continues to be marketed for sale, it is unlikely that the Registrant will be able to sell the property for sufficient value until the hospitality industry rebounds, if at all..

MANAGEMENT/EMPLOYEES

Registrant does not have any employees. The business of the Registrant is managed by the General Partners, their affiliates and agents. On October 21, 1999, an affiliate of NorthStar and the then controlling entity of the General Partner entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Registrant and other entities affiliated with Registrant.

As a result of this agreement, the Agent has the duty to direct the day to day affairs of Registrant, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Registrant's assets, preparation of all reports, maintaining records and maintaining bank accounts of Registrant. The Agent is not permitted, however, without the consent of an affiliate of NorthStar, or as otherwise required under the terms of the Limited Partnership Agreement to, among other things, cause Registrant to sell or acquire an asset or file for bankruptcy protection.

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

         Comfort Inn Richmond, Virginia - Registrant originally loaned Southern Inns Associates $4,000,000 secured by seven properties, one of which was a motel property located in Richmond, Virginia. On April 1, 1993, Registrant acquired title by foreclosure and assumed ownership responsibilities of the Richmond Comfort Inn Executive Center, located in Richmond, Virginia. Registrant acquired title to the property subject to a first mortgage. The Comfort Inn is a limited service motel situated on approximately 2.5 acres of land and it contains 123 guest rooms. This property is subject to a first mortgage loan which had a principal balance of $3,119,427 as of December 31, 2001. The interest rate on the loan is adjustable every five years with a current interest rate of 8.5% effective through April 2002 and is based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. It is anticipated that the adjusted interest rate effective May 2002 will be approximately 6.625%. The loan presently requires monthly payments of interest and principal aggregating $31,526. The lender is permitted to accelerate the note at any time on six months notice. Registrant has not received a notice of acceleration from the lender.

Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis, as of December 31, 2001, of the motel property owned by Registrant:


         Gross Carrying    Accumulated                              Federal
              Value        Depreciation      Rate      Method      Tax Basis
              -----        ------------      ----      ------      ---------
            $4,123,104       $883,367       7/40 yr.    S/L        $2,542,149


Set forth below is a table showing the average occupancy rate and room rental rate at the motel property for the years ended December 31 2001 and 2000.

                                                   Year ended December 31,
                                                2001                    2000
                                                ----                    ----
          Average Occupancy Rate                52.5%                   58.0%
          Average Daily Room Rental Rate       $57.08                  $58.87


See "Item 7, Financial Statements- Note 4" for additional information relating to the Registrant's investments.

COMPETITION

The Comfort Inn may face competition from similar properties in the vicinity. To the extent such competition reduces the gross revenue from the operation of such property, and/or decreases any appreciation in the value of such properties, such competition may reduce any contingent interest, principal or base interest otherwise paid to Registrant

Because NorthStar is the ultimate parent of other corporations in addition to the Investment and Administrative General Partners, such General Partners are or may become affiliated with other entities which are engaged in businesses that are, or may in the future be, in direct competition with Registrant.

ITEM 2.  DESCRIPTION OF PROPERTIES

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SECURITIES AND RELATED SECURITY HOLDER MATTERS

There is no established public trading market for the Units of Registrant. Periodically tender offers are made for Units. In this regard, during the fourth quarter of 2001, Sutter Opportunity Fund 2 LLC and Sutter Capital Management, LLC (collectively, "Sutter") commenced a tender offer to purchase Units at a price of $7.50. It is possible that Sutter, an affiliate of the General Partners, or third parties may acquire Units in the future either through a subsequent tender offer or through private transactions at prices greater than or less than the Sutter purchase price.

There are certain restrictions set forth in the Partnership Agreement, which may limit the ability of a limited partner to transfer units. Such restrictions could impair the ability of a limited partner to liquidate its investment in the event of an emergency or for any other reason.

As of March 1, 2002, there were approximately 7,137 holders of Units of Registrant (including the initial limited partner), owning an aggregate of 330,004 Units.

In January 2000, Registrant distributed $5,210,589 of which the limited partners received $4,950,000 or $15 per limited partnership unit. No distributions were made by the Registrant to its partners in 2001. There are no material legal restrictions set forth in the Partnership Agreement upon Registrant's present or future ability to make distributions. Registrant will determine on a quarterly basis, based on an analysis of its remaining investments and reserves, whether further distributions are warranted.

Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of Registrant.

Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Registrant. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Registrant is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, although the Securities and Exchange Commission has stated that a copy of any offer should be sent by the bidder to the Registrant, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Registrant with a copy of their offer. As a result, the Managing General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the Managing General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner of the Registrant in the Partnership Agreement to reject any transfers of units, the Managing General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Registrant is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources
-------------------------------

The Registrant invested 100% of the net proceeds of its public offering in zero coupon Junior Mortgage Loans secured by properties owned principally by privately syndicated limited partnerships sponsored by affiliates of the General Partners. The Registrant originally invested its net proceeds in sixteen Mortgage Loans, which aggregated $70,332,103. As of December 31, 2001 the Registrant's investment consists of a hotel which it acquired through foreclosure.

The Registrant uses working capital reserves provided from undistributed cash from temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of December 31, 2001, the Registrant's cash and cash equivalents decreased by $132,085 from December 31, 2000 to $2,471,745. The decrease is due to $107,827 of principal payments on the mortgage loan (financing activities), $16,797 of cash used for additions to real estate (investing activities) and $7,461 of net cash used in operating activities. The Registrant may utilize its working capital reserves in the event the Registrant incurs additional expenses with respect to its hotel property or to pay fees. The Registrant's cash flow from the operations of its hotel property is anticipated to be sufficient to meet such property's capital expenditures in the near term. Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Registrant. At December 31, 2001, the Registrant had $2,471,745 in cash and cash equivalents, of which approximately $2,394,000 was invested primarily in money market mutual funds.

The Registrant had been marketing the remaining property for sale. However, the terrorist attacks of September 11 have had a significantly adverse effect on the property and the hospitality industry in general. Travel in the United States has significantly decreased resulting in higher room vacancies. The General Partner is working with the manager of the property to attempt to offset this significant adverse trend. Although the property continues to be marketed for sale, it is unlikely that the Registrant will be able to sell the property for sufficient value until the hospitality industry rebounds, if at all.

The Registrant recorded a provision for impairment in value in 2001 to further write-down the remaining property to its estimated fair value.

Recently Issued Accounting Standards
------------------------------------

The Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Registrant's financial statements.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Registrant's financial statements.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but will rather be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the Registrant's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Registrant does not expect that this statement will have a material effect on the Registrant's results of operations.

Inflation
---------

Inflation and changing economic conditions could adversely affect occupancy, rental rates and operating expenses underlying the Registrant's operations.

Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

Results of Operations
---------------------

Net income decreased by $5,575,937 for the year ended December 31, 2001 compared with December 31, 2000. The decrease was due to the loan loss recovery of $5,000,000 in 2000 as well as a decrease in revenue which was offset by a decrease in costs and expenses.

Revenues decreased by $958,562 for the year ended December 31, 2001 compared to the prior year due to decreases in operating income-real estate of $273,417, other income of $602,010 and short term investment interest of $83,135. Operating income-real estate decreased due to a decline in average occupancy and room rates. The decrease in other income was due primarily to the additional payment received from affiliates of the General Partner in 2000 on the satisfaction of the West Palm loan (see Item 7 - Financial Statements, Note 3). Short term investment interest declined as a result of lower interest rates and lower cash balances available for investment.

Costs and expenses, before recovery of loan losses, decreased by $382,625 for the year ended December 31, 2001, compared to the same period in the prior year, due to the elimination of depreciation expense in 2001 as a result of the provision for impairment recorded on the remaining property in 2000 and the elimination of mortgage servicing fees as a result of the satisfaction of the West Palm loan in 2000. Additionally, cost and expenses declined due to decreases in operating expenses-real estate, mortgage loan interest expense and general and administrative expenses.

The recovery of loan losses decreased due to the collection of the West Palm loan in 2000.

Quantitative and Qualitative Disclosures of Market Risk
-------------------------------------------------------

The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices except the Registrant's remaining mortgage note payable at December 31, 2001, which is at a variable rate of interest (currently fixed at 8.5% per annum through April 2002 and, effective April 1, 2002 will be fixed at 6.625% per annum), and is adjustable every five years.

ITEM 7.  FINANCIAL STATEMENTS

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 and 2000

                                      INDEX


                                                                        Page
                                                                        ----
Independent Auditors' Report.............................................10

Financial Statements:

Balance Sheets as of December 31, 2001 and 2000..........................11

Statements of Operations for the Years Ended
December 31, 2001 and 2000...............................................12

Statements of Partners' Equity for the Years Ended
December 31, 2001 and 2000...............................................13

Statements of Cash Flows for the Years Ended
December 31, 2001 and 2000...............................................14

Notes to Financial Statements............................................15

                          Independent Auditors' Report
                          ----------------------------


To the Partners
Resources Accrued Mortgage Investors L.P. - Series 86


We have audited the accompanying balance sheets of Resources Accrued Mortgage Investors L.P. - Series 86 (a limited partnership) (the "Partnership") as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors L.P. - Series 86 (a limited partnership) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                                  /s/ Imowitz Koenig & Co., LLP


New York, New York
February 25, 2002

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS



                                                                                  December 31,
                                                                     -------------------------------------
                                                                          2001                 2000
                                                                     -----------------    ----------------
 Assets

 Cash and cash equivalents                                           $      2,471,745     $      2,603,830
 Real estate - net                                                          3,239,737            3,552,940
 Other assets                                                                  85,432               64,414
                                                                     -----------------    ----------------

           Total Assets                                              $      5,796,914     $      6,221,184
                                                                     =================    ================

 Liabilities and Partners' Equity

 Liabilities:

 Mortgage loan payable                                               $      3,119,427     $      3,227,254
 Accounts payable and accrued expenses                                        215,131              157,379
                                                                     -----------------    ----------------

           Total Liabilities                                                3,334,558            3,384,633
                                                                     -----------------    ----------------

 Partners' Equity:

 Limited partners' equity (330,004 units
    issued and outstanding)                                                 2,339,351            2,694,836
 General partners' equity                                                     123,005              141,715
                                                                     -----------------    ----------------
           Total Partners' Equity                                           2,462,356            2,836,551
                                                                     -----------------    ----------------
           Total Liabilities and Partners' Equity                    $      5,796,914     $      6,221,184
                                                                     =================    ================





                       See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF OPERATIONS


                                                                        For the Years Ended December 31,
                                                                    --------------------------------------
                                                                         2001                    2000
                                                                    ------------------   -----------------
 Revenues:

       Operating income - real estate                               $       1,300,138    $       1,573,555
       Other income                                                            31,297              633,307
       Short term investment interest                                          91,674              174,809
                                                                    ------------------   -----------------
              Total revenues                                                1,423,109            2,381,671
                                                                    ------------------   -----------------
 Costs and Expenses:

       Operating expenses - real estate                                     1,040,002            1,103,421
       Mortgage loan interest expense                                         270,491              278,653
       General and administrative                                             156,811              204,278
       Depreciation expense                                                         -              157,244
       Mortgage servicing fees                                                      -               47,333
       Provision for impairment                                               330,000              389,000
       Recovery of loan loss, net                                                   -           (5,000,000)
                                                                    ------------------   -----------------
              Total costs and expenses                                      1,797,304           (2,820,071)
                                                                    ------------------   -----------------
       Net (loss) income                                            $        (374,195)   $       5,201,742
                                                                    ==================   =================
 Net (loss) income attributable to:

       Limited partners                                             $        (355,485)   $       4,941,655

       General partners                                                       (18,710)             260,087
                                                                    ------------------   -----------------
                                                                    $        (374,195)   $       5,201,742
                                                                    ==================   =================
 Net (loss) income per unit of limited partnership
       interest (330,004 units outstanding)                         $           (1.08)   $           14.97
                                                                    ==================   =================



                       See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                                   Limited        General         Total
                                                                  Partners'      Partners'      Partners'
                                                                    Equity        Equity          Equity
                                                              --------------   ------------   ---------------
Balance - January 1, 2000                                     $   7,451,999    $   392,157    $    7,844,156

    Net income                                                    4,941,655        260,087         5,201,742

    Distributions to Partners
       (29.39 per limited partnership unit)                      (9,698,818)      (510,529)      (10,209,347)
                                                              --------------   ------------   ---------------
Balance - December 31, 2000                                       2,694,836        141,715         2,836,551

    Net (loss)                                                     (355,485)       (18,710)         (374,195)
                                                              --------------   ------------   ---------------
Balance - December 31, 2001                                   $   2,339,351    $   123,005    $    2,462,356
                                                              ==============   ============   ===============










                       See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS


                                                                                  For the Years Ended December 31,
                                                                                 ---------------------------------
                                                                                      2001              2000
                                                                                 ---------------    --------------
 Cash Flows from Operating Activities:

 Net (loss) income                                                               $     (374,195)    $    5,201,742

 Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
       Provision for impairment                                                         330,000            389,000
       Depreciation                                                                           -            157,244
       Recovery of loan losses                                                                -         (5,000,000)
       Reserve for doubtful accounts                                                     27,751              6,962
       Deferred asset management and mortgage servicing
              fees, net of payments                                                           -           (460,892)

       Changes in assets and liabilities:
              Other assets                                                              (48,769)            93,795
              Accounts payable and accrued expenses                                      57,752            (39,475)
                                                                                 ---------------    --------------
 Net cash (used in) provided by operating activities                                     (7,461)           348,376
                                                                                 ---------------    --------------

 Cash Flows from Investing Activities:

       Payment received on mortgage loan                                                      -          5,000,000
       Additions to real estate                                                         (16,797)           (75,128)
                                                                                 ---------------    --------------
 Net cash (used in) provided by investing activities                                    (16,797)         4,924,872
                                                                                 ---------------    --------------

 Cash Flow from Financing Activities:

       Principal payments on mortgage loan payable                                     (107,827)           (99,750)
       Distributions to partners                                                              -        (10,209,347)
                                                                                 ---------------    --------------
 Cash used in financing activities                                                     (107,827)       (10,309,097)
                                                                                 ---------------    --------------
 Net decrease in cash and cash equivalents                                             (132,085)        (5,035,849)

 Cash and cash equivalents, beginning of period                                       2,603,830          7,639,679
                                                                                 ---------------    --------------
 Cash and cash equivalents, end of period                                        $    2,471,745     $    2,603,830
                                                                                 ===============    ==============
 Supplementary Disclosure of Cash Flow Information:
       Interest paid                                                             $      270,491     $      278,653
                                                                                 ===============    ==============




                       See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


1.       ORGANIZATION

         Resources Accrued Mortgage Investors, L.P. - Series 86, a Delaware limited partnership (the "Partnership"), was formed in September 1985 under the Delaware Revised Uniform Limited Partnership Act for the purpose of investing primarily in nonrecourse, zero-coupon junior accrued interest mortgage loans owned or acquired principally by privately and publicly syndicated limited partnerships sponsored by affiliates of Integrated Resources Inc. ("Integrated"), the former parent of the general partners. During 1994, Integrated's indirect ownership of the managing general partner was purchased by Presidio Capital Corp. ("Presidio").

         The Partnership originally invested its net proceeds in sixteen non-recourse, zero-coupon junior mortgage loans which aggregated $70,332,103, all of which have been satisfied. At December 31, 2001, the Partnerships only investment is a motel property in Richmond, Virginia, that the Partnership acquired title to as a result of its foreclosure on the Southern Inns Loan.

         RAM Funding, Inc., the investment general partner, Resources Capital Corp., the administrative general partner, and Presidio AGP Corp., the associate general partner (collectively "General Partners"), are ultimately controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with NorthStar, and which are engaged in businesses that are, or may in the future, be in direct competition with the Partnership.

         On October 21, 1999, Presidio, an affiliate of NorthStar, entered into a Services Agreement with AP-PCC III, L.P (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

         As a result of this agreement, the Agent has the duty to direct the day to day affairs of the Partnership, including, without limitation, reviewing and analyzing potential sale, financing or restructuring proposals regarding the Partnership's assets, preparation of all Partnership reports, maintaining Partnership records and maintaining bank accounts of the Partnership. The Agent is not permitted, however, without the consent of Presidio, or as otherwise required under the terms of the Agreement of Limited Partnership ("Partnership Agreement") to, among other things, cause the Partnership to sell or acquire an asset or file for bankruptcy. The General Partner does not believe that this transaction will have a material effect on the operations of the Partnership.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Allowance for loan losses
         -------------------------

         A provision for loan losses was established based upon a periodic review of the mortgage loan in the Partnership's portfolio. In performing this review, management considers the estimated net realizable value of the mortgage loan or collateral as well as other factors, such as the current occupancy, the amount and status of any senior debt, the prospects for the property and the economic situation in the region where the property is located. Because this determination of net realizable value is based upon projections of future economic events which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the carrying value at each year end.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Depreciation
         ------------

         Depreciation is computed using the straight-line method over the useful life of the property, which is estimated to range from 7 to 40 years. The original cost of the property, which was acquired through foreclosure, represented the carrying value of the first mortgage loan at the time of the foreclosure. Repairs and maintenance are charged to operations as incurred.

         Write-down for impairment
         -------------------------

         The Partnership provides write-downs for impairment based upon a periodic review of the real estate in its portfolio. Real estate property is carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amount ultimately realized at disposition may differ materially from the carrying value at each year end. Accordingly, the Partnership may record additional write-downs in subsequent years and such write-downs could be material.

         Cash and Cash Equivalents
         -------------------------

         For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less to be cash equivalents. Principally all of the Partnership's cash and cash equivalents are held at one financial institution.

         Fair Value of Financial Instruments
         -----------------------------------

         The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents and a mortgage loan payable. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

         Net Income and Distributions per Unit of Limited Partnership Interest
         ---------------------------------------------------------------------

         Net income and distribution per unit of limited partnership interest are computed based upon the number of outstanding units (330,004) for the year.

         Income Taxes
         ------------

         No provisions have been made for federal, state and local income taxes since they are the personal responsibility of the partners.

         The income tax returns of the Partnership are subject to examination by federal, state and local taxing authorities. Such examinations could result in adjustments to the Partnership's income or loss, which could affect the tax liability of the individual partners.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Estimates
         ---------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Recently Issued Accounting Standards
         ------------------------------------

         The Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

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

         In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but will rather be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not have a material effect on the Partnership's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's results of operations.

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The administrative general partner is entitled to receive an asset management fee for services rendered for the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the net asset value of the Partnership, as defined in the Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. No asset management fees were earned for the years ended December 31, 2001 and 2000.

         The administrative general partner is also entitled to receive a mortgage-servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. Mortgage-servicing fees of $0 and $47,333 were earned for the years ended December 31, 2001 and 2000, respectively.

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the administrative general partner, 0.1% to the investment general partner, and 0.1% to the associate general partner. The General Partners collectively received $510,529 in distributions for the year ended December 31, 2000. No distributions were made during 2001.

         In addition, affiliates of the General Partners held a 5% special limited partnership interest in West Palm Associates Limited Partnership ("West Palm") and held notes which were secured by a 35.7% limited partner interest in West Palm. To the extent any amounts were paid to such affiliates on account of the loans secured by the limited partner interests, the Partnership was entitled to 50% of such amounts (see Note 4). The Partnership received approximately $592,000 during the year ended December 31, 2000, which is included in other income.

         In December 2001, the units of limited partnership interest in the Partnership that were previously held by affiliates of Presidio were acquired by an unaffiliated third party. During the year ended December 31, 2000, affiliates of Presidio had received approximately $1,489,000 of the distributions made to the limited partners.

4.       INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCES FOR LOAN LOSS

         West Palm loan
         --------------

         The loan to West Palm Associates was in the original principal amount of $9,200,000. The loan was secured by a 582-unit apartment complex located in Los Angeles, California.

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

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


4.       INVESTMENTS IN MORTGAGE LOAN AND ALLOWANCES FOR LOAN LOSS (CONTINUED)

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

5.       REAL ESTATE

         The Partnership holds fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. The land, building and improvements are pledged to collateralize the mortgage loan payable. A summary of the Partnership's real estate is as follows:



                                                                               December 31,
                                                              ----------------------------------------
                                                                   2001                  2000
                                                              ------------------    ------------------
          Land                                                $        444,700      $         444,700
          Building and improvements                                  4,397,404              4,380,607
                                                              ------------------    ------------------
                                                                     4,842,104              4,825,307

          Less:  Accumulated depreciation                             (883,367)              (883,367)
          Less:  Impairment reserve                                   (719,000)              (389,000)
                                                              ------------------    ------------------
                                                              $      3,239,737      $      3,552,940
                                                              ==================    ==================


         The Partnership recorded a provision for impairment in value in 2001 to further write-down the remaining property to its estimated fair market value. Accordingly, no depreciation expense has been recorded for the year ended December 31, 2001.

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

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


6.       MORTGAGE LOAN PAYABLE (CONTINUED)

         Minimum principal payments on the mortgage loan payable during the next five years and thereafter, based upon the current interest rate, are as follows:

                 Year Ended December 31,
                          2002                     $     117,662
                          2003                           128,062
                          2004                           139,382
                          2005                           151,702
                          2006                           165,110
                       Thereafter                      2,417,509
                                                    ------------
                                                   $   3,119,427
                                                   =============

7. RECONCILIATION OF NET (LOSS) INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS

         A reconciliation of net (loss) income per financial statements to the tax basis of accounting is as follows:


                                                                               YEARS ENDED DECEMBER 31,
                                                                       ------------------ -- -------------------
                                                                             2001                  2000
                                                                       ------------------    -------------------
        Net  (loss) income per financial statements                    $       (374,195)     $       5,201,742
        Interest income recognized for tax purposes
           in excess of (less than) amounts recognized
           for financial statements                                                    -               178,118
        Tax depreciation in excess of
            financial statement depreciation                                   (165,332)               (22,299)
        Provision for impairment                                                330,000                389,000
        Recovery of loan losses for financial
            statement purposes in excess of
            amounts reported for tax purposes                                         -             (5,000,000)
        Provision for uncollected accounts
            not recognized for tax purposes                                      27,751                  6,962
        Tax (write-off) of loans previously
            reserved for financial statements                                          -            (1,248,441)
                                                                       -----------------     ------------------
        Net loss per tax basis                                         $       (181,776)     $        (494,918)
                                                                       =================     ==================


             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

7. RECONCILIATION OF NET (LOSS) INCOME AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX BASIS (CONTINUED)

         The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:


                                                           YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                        2001                      2000
                                                 ------------------       --------------------
          Net assets per financial statements    $        2,462,356        $         2,836,551
          Allowance for impairment                          719,000                    389,000
          Other assets                                       42,934                     13,941
          Depreciation                                     (416,588)                 (251,256)
          Syndication costs                               3,918,690                  3,918,690
                                                 ------------------       --------------------
          Net assets per tax basis               $        6,726,392        $         6,906,926
                                                 ==================       ====================


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Registrant has no officers or directors. The Investment General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The officers and directors of the Administrative General Partner and the Associate General Partner, in their respective capacities as such, do not devote any material amount of their business time and attention to Registrant's affairs. The names and positions held by the officers and directors of the Investment General Partner at March 1, 2002 are described below. The officers and directors of the Administrative General Partner and the Associate General Partner are the same as the officers and directors of the Managing General Partner.


                                                                                              Has Served as
                                                  Position Held with the                 Has Served as a Director
Name                                             Managing General Partner                    or Officer Since
----                                             ------------------------                ------------------------
Michael L. Ashner                     President and Director                                      10-99

David G. King, Jr.                    Vice President                                              11-97

Peter Braverman                       Vice President                                              10-99

Lara K. Sweeney                       Vice President and Secretary                                10-99

Carolyn Tiffany                       Vice President and Treasurer                                10-99


     Michael L. Ashner, age 49, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company "NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm that has organized and administered real estate limited partnerships. Mr. Ashner also currently serves as a Director of Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

     David G. King, Jr., 39, has been a Vice President and Assistant Treasurer of NorthStar Capital Investment Corp. since November 1997. He is also a Vice President of the General Partner. For more than the previous five years he was a Senior Vice President of Finance at Olympia & York Companies (USA).

         Peter Braverman, age 50, has been a Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries.

         Lara K. Sweeney, age 29, has been a Senior Vice President of WFA since January 1996. Prior to joining WFA, Ms. Sweeney was an officer of NPI and NPI Management in the asset management and investor relations departments.

         Carolyn Tiffany, age 35, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA until December 1997, at which time she became the Chief Operating Officer of WFA.

Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.

In addition, each of the foregoing officers and directors other than Mr. King hold similar positions with Newkirk MLP Corp., GFB-AS Manager Corp. and Winthrop Financial Associates, entities that through one or more subsidiaries manage over 200 limited partnerships that hold title to real property including, commercial properties, residential properties and assisted living facilities.

There are no family relationships among the officers and directors of the General Partners.


ITEM 10. EXECUTIVE COMPENSATION

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2002:

                                          Number of
         Name of Beneficial Owner         Units owned             % of Class
         ----------------------------     -----------            ------------

         Sutter Opportunity Fund 2 LLC        119,307                 36.15%

(1) The principal business address of Sutter Opportunity Fund 2 LLC ("Sutter")is 595 Market Street, Suite 2100, San Francisco, California 94105

None of the General Partners or their respective officers and directors own any Units. Bighorn Associates I LLC, an affiliate of the General Partners, tendered all of its Units to Sutter in Sutter's tender offer commenced in November 2001.

There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During Registrant's year ended December 31, 2001 no compensation or payments for services were paid by the Registrant to the General Partners.

In addition, the General Partners, pursuant to the Partnership Agreement, are entitled to receive 5% of Registrant's income, loss, capital and distributions (4.8% to the Administrative General Partner, .1% to the Investment General Partner and .1% to the Associate General Partner) including, without limitation, Registrant's cash flow from operations and disposition proceeds. For the year ended December 31, 2001, the General Partners were allocated taxable loss of $8,725, representing $8,361 to the Administrative General Partner, $182 to the Investment General Partner and $182 to the Associate General Partner.

In addition, certain officers and directors of the General Partners receive compensation from the General Partners and/or their affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

  (a)  Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)    Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2002.


RESOURCES ACCRUED MORTGAGE
INVESTORS L.P. - SERIES 86


By:      RESOURCES CAPITAL CORP.
         Administrative General Partner
                                                               DATE

By:      /s/ Michael L. Ashner                           March 27, 2002
         ------------------------
         Michael L. Ashner
         President and Director


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


        SIGNATURE                                TITLE                                         DATE
        ---------                                -----                                         ----
/s/ Michael L. Ashner                   Director and President                       March 27, 2002
------------------------------------
Michael L. Ashner

/s/ Carolyn Tiffany                     Vice President and Treasurer                 March 27, 2002
------------------------------------
Carolyn Tiffany


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

