Form 10QSB
period 2002-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2002-05-15
CIK 779231

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-15724
                                     -------

              Resources Accrued Mortgage Investors L.P. - Series 86
              -----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                      13-3294835
-----------------------------------------     -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts     02114
--------------------------------------------------------------------------------
          (Address of principal executive office)                   (Zip Code)

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








                                     1 of 13

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2002
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                         MARCH 31,  DECEMBER 31,
                                                           2002         2001
                                                        ----------    ----------
ASSETS

Cash and cash equivalents                               $2,457,616    $2,471,745
Real estate - net                                        3,239,737     3,239,737
Other assets                                                50,357        85,432
                                                        ----------    ----------

         Total Assets                                   $5,747,710    $5,796,914
                                                        ==========    ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Mortgage loan payable                                   $3,090,736    $3,119,427
Accounts payable and accrued expenses                      257,372       215,131
                                                        ----------    ----------

         Total Liabilities                               3,348,108     3,334,558
                                                        ----------    ----------

Partners' Equity:

Limited partners' equity (330,004 units
   issued and outstanding)                               2,279,735     2,339,351
General partners' equity                                   119,867       123,005
                                                        ----------    ----------

         Total Partners' Equity                          2,399,602     2,462,356
                                                        ----------    ----------

         Total Liabilities and Partners' Equity         $5,747,710    $5,796,914
                                                        ==========    ==========








                       See notes to financial statements.

                                     2 of 13

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2002


 STATEMENTS OF OPERATIONS (UNAUDITED)                 FOR THE THREE MONTHS ENDED
                                                        MARCH 31,     MARCH 31,
                                                           2002          2001
                                                        ---------     ---------
Revenues:

     Operating income - real estate                     $ 267,145     $ 309,813
     Other income                                           7,100         7,000
     Short term investment interest                        10,004        32,667
                                                        ---------     ---------

         Total revenues                                   284,249       349,480
                                                        ---------     ---------

Costs and Expenses:

     Operating expenses - real estate                     257,335       241,189
     Mortgage loan interest expense                        65,888        68,281
     General and administrative                            23,780        35,215
                                                        ---------     ---------

         Total costs and expense                          347,003       344,685
                                                        ---------     ---------

     Net (loss) income                                  $ (62,754)    $   4,795
                                                        =========     =========

Net (loss) income attributable to:

     Limited partners                                   $ (59,616)    $   4,555

     General partners                                      (3,138)          240
                                                        ---------     ---------

                                                        $ (62,754)    $   4,795
                                                        =========     =========

Net (loss) income per unit of limited partnership
     interest (330,004 units outstanding)               $   (0.18)    $    0.01
                                                        =========     =========













                       See notes to financial statements.

                                     3 of 13

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2002

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)




                                     LIMITED         GENERAL           TOTAL
                                    PARTNERS'       PARTNERS'        PARTNERS'
                                      EQUITY         EQUITY           EQUITY
                                  -----------     -----------     -----------

Balance - January 1, 2002         $ 2,339,351     $   123,005     $ 2,462,356

   Net loss                           (59,616)         (3,138)        (62,754)
                                  -----------     -----------     -----------

Balance - March 31, 2002          $ 2,279,735     $   119,867     $ 2,399,602
                                  ===========     ===========     ===========





























                       See notes to financial statements.

                                     4 of 13

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2002

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED
                                                           MARCH 31,      MARCH 31,
                                                             2002           2001
                                                         -----------    -----------
Cash Flows from Operating Activities:

Net (loss) income                                        $   (62,754)   $     4,795

Adjustments to reconcile net (loss) income to net cash provided by operating activites:

     Changes in assets and liabilities:
         Other assets                                         35,075        (17,977)
         Accounts payable and accrued expenses                42,241         20,993
                                                         -----------    -----------

Net cash provided by operating activities                     14,562          7,811
                                                         -----------    -----------

Cash flow from financing Activities:

     Principal payments on mortgage loan payable             (28,691)       (26,299)
                                                         -----------    -----------

Cash used in financing activities                            (28,691)       (26,299)
                                                         -----------    -----------

Net decrease in cash and cash equivalents                    (14,129)       (18,488)

Cash and cash equivalents, beginning of period             2,471,745      2,603,830
                                                         -----------    -----------

Cash and cash equivalents, end of period                 $ 2,457,616    $ 2,585,342
                                                         ===========    ===========

Supplementary Disclosure of Cash Flow Information:
     Interest paid                                       $    65,888    $    68,281
                                                         ===========    ===========











                       See notes to financial statements.

                                     5 of 13

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2002

                          NOTES TO FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL INFORMATION

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors L.P. - Series 86 (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2001. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2001 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


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

         On October 21, 1999, Presidio Capital Corp. ("Presidio"), an affiliate of NorthStar, entered into a Services Agreement with AP-PCC III, L.P (the "Agent") pursuant to which the Agent was retained and is compensated by Presidio to provide asset management and investor relation services to the Partnership and other entities affiliated with the Partnership.

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

         The administrative general partner is entitled to receive an asset management fee for services rendered for the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the net asset value of the Partnership, as defined in the Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. No asset management fees were earned for the three months ended March 31, 2002 and 2001.

                                     6 of 13

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2002

                          NOTES TO FINANCIAL STATEMENTS

2.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         The administrative general partner is also entitled to receive a mortgage-servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. No mortgage-servicing fees were earned for the three months ended March 31, 2002 and 2001.

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the administrative general partner, 0.1% to the investment general partner, and 0.1% to the associate general partner. No distributions were made for the three months ended March 31, 2002 and 2001.

         In December 2001, the units of limited partnership interest in the Partnership that were previously held by affiliates of Presidio were acquired by an unaffiliated third party.

3.       REAL ESTATE

         The Partnership holds fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. The land, building and improvements are pledged to collateralize the mortgage loan payable. A summary of the Partnership's real estate as of March 31, 2002 is as follows:



         Land                                            $   444,700
         Building and improvements                         4,397,404
                                                           4,842,104
                                                         -----------
         Less:  Accumulated depreciation                   (833,367)
         Less:  Impairment reserve                         (719,000)
                                                         -----------
                                                         $ 3,239,737
                                                         ===========

         The Partnership recorded a provision for impairment in value in 2001 to further write-down the remaining property to its estimated fair market value. Accordingly, no depreciation expense has been recorded for the three months ended March 31, 2002.






                                     7 of 13

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2002

                          NOTES TO FINANCIAL STATEMENTS


4.       MORTGAGE LOAN PAYABLE

         In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 non-recourse promissory note secured by a first mortgage on the hotel property. The interest rate on the loan is adjustable every five years. Through March 31, 2002, the interest rate on the loan was 8.5%. Effective April 1, 2002, the interest rate was reduced to 6.625% through April 2007. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta five-year Advance Rate. Effective April 1, 2002, the loan requires monthly payments of interest and principal aggregating $28,280. The lender is permitted to accelerate the note as of April 1, 1997, and thereafter with nine months notice. The Partnership has not received any notice of acceleration from the lender. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

































                                     8 of 13

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2002


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

             Liquidity and Capital Resources

             The Registrant invested 100% of the net proceeds of its public offering in zero coupon junior mortgage loans secured by properties owned principally by privately syndicated limited partnerships sponsored by affiliates of the General Partners. The Partnership originally invested its net proceeds in sixteen mortgage loans, which aggregated $70,332,103. As of March 31, 2002, the Partnership's investment consists of a hotel which it acquired through foreclosure.

             The Registrant uses working capital reserves provided from any undistributed cash from temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of March 31, 2002, the Registrant's cash and cash equivalents decreased by $14,129 from December 31, 2001 to $2,457,616. The decrease is due to $28,691 of cash used for mortgage principal payments (financing activities), which was partially offset by $14,562 of net cash provided by operating activities. The Registrant may utilize its working capital reserves in the event the Registrant incurs additional expenses with respect to its hotel property or to pay fees. The Registrant's cash flow from the operations of its hotel property is anticipated to be sufficient to meet such property's capital expenditures in the near term. Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Registrant. At March 31, 2002, the Registrant had $2,457,616 in cash and cash equivalents, of which approximately $2,374,000 was invested primarily in money market mutual funds.

             The Registrant had been marketing the remaining property for sale. However, due to the significant adverse effect on the property and the hospitality industry in general caused by the terrorist attacks of September 11th and the resulting reduction in revenue at the property, the General Partner has ceased marketing the property for sale.

             Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.




                                     9 of 13

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

             Results of Operations

             Net income decreased by $67,549 for the three month period ended March 31, 2002 compared with the corresponding period in the prior year. The decrease was due to a decrease in revenues of $65,231 and an increase in costs and expenses of $2,318.

             Revenues decreased by $65,231 for the three month period ended March 31, 2002 compared with the corresponding period in the prior year due primarily to a decrease in operating income - real estate. Operating income - real estate decreased due to a decline in average occupancy and room rates. Short term investment income also declined as a result of lower interest rates.

             Costs and expenses increased by $2,318 for the three month period ended March 31, 2002 compared to the same period in the prior year due to an increase in operating expenses - real estate, which was partially offset by a decrease in general and administrative expenses.

             Recently Issued Accounting Standards

             In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not effect the Partnership's financial statements.

             In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long- lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's liquidity, financial position or results of operations.







                                    10 of 13

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

             Recently Issued Accounting Standards (Continued)

             In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt an amendment of Accounting Principals Board Opinion ("APB") No. 30 "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)"is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale- leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB
             30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

             Inflation

             Inflation and changing economic conditions could adversely affect occupancy, rental rates and operating expenses underlying the Partnership's operations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices except the Registrant's remaining mortgage note payable which is at a variable rate of interest currently fixed at 6.625% per annum (effective April 1, 2002), and is adjustable every five years.














                                    11 of 13

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2002



PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits:

                  None.


         (b)      Reports of Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2002.































                                    12 of 13

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2002


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


                           RESOURCES ACCRUED MORTGAGE INVESTORS L.P.- SERIES 86


                                    BY:     Resources Capital Corp.
                                            Administrative General Partner


                                            BY:  /s/ Michael L. Ashner
                                                 -----------------------------
                                                 Michael L. Ashner
                                                 President and Director
                                                 (Principal Executive Officer)

                                            BY:  /s/ Carolyn B. Tiffany
                                                 -----------------------------
                                                 Carolyn B. Tiffany
                                                 Vice President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)





                                                 Dated:     May 14, 2002
















                                    13 of 13