Form 10QSB
period 2002-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2002-08-14
CIK 779231

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -------------

                         Commission file number 0-15724
                                                -------

              Resources Accrued Mortgage Investors L.P. - Series 86
              -----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                Delaware                                                     13-3294835
--------------------------------------------------------------------------          -----------------------------
     (State or other jurisdiction of incorporation or organization)                       (I.R.S. Employer
                                                                                         Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts                               02114
----------------------------------------------------------------------------        -----------------------------
                 (Address of principal executive office)                                     (Zip Code)

            Registrant's telephone number, including area code                             (617) 570-4600
                                                                                    -----------------------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----




                                     1 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                        JUNE 30,           DECEMBER 31,
                                                          2002                 2001
                                                    ---------------      ---------------
ASSETS
------

Cash and cash equivalents                           $     2,428,267      $     2,471,745
Real estate - net                                         3,223,072            3,239,737
Other assets                                                 24,278               85,432
                                                    ---------------      ---------------

      Total Assets                                  $     5,675,617      $     5,796,914
                                                    ===============      ===============
LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:

Mortgage loan payable                               $     3,056,702      $     3,119,427
Accounts payable and accrued expenses                       258,928              215,131
                                                    ---------------      ---------------

      Total Liabilities                                   3,315,630            3,334,558
                                                    ---------------      ---------------
Commitments and Contingencies

Partners' Equity:

Limited partners' equity (330,004 units
  issued and outstanding)                                 2,242,100            2,339,351
General partners' equity                                    117,887              123,005
                                                    ---------------      ---------------

      Total Partners' Equity                              2,359,987            2,462,356
                                                    ---------------      ---------------

      Total Liabilities and Partners' Equity        $     5,675,617      $     5,796,914
                                                    ===============      ===============




                       See notes to financial statements.

                                     2 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

STATEMENTS OF OPERATIONS (UNAUDITED)                         FOR THE SIX MONTHS ENDED
                                                           JUNE 30,             JUNE 30,
                                                             2002                 2001
                                                        --------------       -------------
Revenues:

   Operating income - real estate                       $      600,589       $     683,694
   Other income                                                  7,100               7,247
   Short term investment interest                               19,363              57,822
                                                        --------------       -------------
      Total revenues                                           627,052             748,763
                                                        --------------       -------------
Costs and Expenses:

   Operating expenses - real estate                            524,646             502,773
   Mortgage loan interest expense                              116,737             136,665
   General and administrative                                   62,254              94,705
   Depreciation expense                                         25,784                   -
                                                        --------------       -------------

      Total costs and expenses                                 729,421             734,143
                                                        --------------       -------------
   Net (loss) income                                    $     (102,369)      $      14,620
                                                        ==============       =============
Net (loss) income attributable to:

   Limited partners                                     $      (97,251)      $      13,889

   General partners                                             (5,118)                731
                                                        --------------       -------------
                                                        $     (102,369)      $      14,620
                                                        ==============       =============
Net (loss) income per unit of limited partnership
   interest (330,004 units outstanding)                 $        (0.29)      $        0.04
                                                        ==============       =============




                       See notes to financial statements.

                                    3 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

STATEMENTS OF OPERATIONS (UNAUDITED)                          FOR THE THREE MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                              2002                  2001
                                                           ----------           -----------
Revenues:

   Operating income - real estate                          $  333,444           $   373,881
   Other income                                                     -                   247
   Short term investment interest                               9,359                25,155
                                                           ----------           -----------
      Total revenues                                          342,803               399,283
                                                           ----------           -----------
Costs and Expenses:

   Operating expenses - real estate                           267,311               261,584
   Mortgage loan interest expense                              50,849                68,384
   General and administrative                                  38,474                59,490
   Depreciation expense                                        25,784                     -
                                                           ----------           -----------
      Total costs and expenses                                382,418               389,458
                                                           ----------           -----------
   Net (loss) income                                       $  (39,615)          $     9,825
                                                           ==========           ===========
Net (loss) income attributable to:

   Limited partners                                        $  (37,634)          $     9,334

   General partners                                            (1,981)                  491
                                                           ----------           -----------
                                                           $  (39,615)          $     9,825
                                                           ==========           ===========
Net (loss) income per unit of limited partnership
   interest (330,004 units outstanding)                    $    (0.11)          $      0.03
                                                           ==========           ===========





                       See notes to financial statements.

                                    4 of 15

             RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
             -----------------------------------------------------

                           FORM 10-QSB JUNE 30, 2002
                           -------------------------

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                 GENERAL          LIMITED            TOTAL
                                PARTNERS'        PARTNERS'          PARTNERS'
                                 EQUITY           EQUITY             EQUITY
                              ------------     -------------     -------------
Balance - January 1, 2002     $    123,005     $   2,339,351     $   2,462,356
  Net loss                          (5,118)          (97,251)         (102,369)
                              ------------     -------------     -------------
Balance - June 30, 2002       $    117,887     $   2,242,100     $   2,359,987
                              ============     =============     =============





                       See notes to financial statements.


                                    5 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,        JUNE 30,
                                                                    2002            2001
                                                               ------------     -----------
Cash Flows from Operating Activities:

Net (loss) income                                              $   (102,369)    $    14,620

Adjustments to reconcile net (loss) income to net cash
 provided by (used in) operating activities:
    Depreciation                                                     25,784           -
    Changes in assets and liabilities:
       Other assets                                                  61,154         (88,196)
       Accounts payable and accrued expenses                         43,797          68,516
                                                               ------------     -----------

Net cash provided by (used in) operating activities                  28,366          (5,060)
                                                               ------------     -----------

Cash Flows from Investing Activities:

    Additions to real estate                                         (9,119)         (6,705)
                                                               ------------     -----------

Cash used in investing activities                                    (9,119)         (6,705)
                                                               ------------     -----------

Cash Flow from Financing Activities:

    Principal payments on mortgage loan payable                     (62,725)        (52,494)
                                                               ------------     -----------

Cash used in financing activities                                   (62,725)        (52,494)
                                                               ------------     -----------

Net decrease in cash and cash equivalents                           (43,478)        (64,259)

Cash and cash equivalents, beginning of period                    2,471,745       2,603,830
                                                               ------------     -----------

Cash and cash equivalents, end of period                       $  2,428,267     $ 2,539,571
                                                               ============     ===========
Supplementary Disclosure of Cash Flow Information:
    Interest paid                                              $    116,737     $   136,665
                                                               ============     ===========






                       See notes to financial statements.

                                     6 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


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

         The results of operations for the six and three months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


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

         The administrative general partner is entitled to receive an asset management fee for services rendered for the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the net asset value of the Partnership, as defined in the Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. No asset management fees were earned for the six months ended June 30, 2002 and 2001.



                                     7 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


2.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         The administrative general partner is also entitled to receive a mortgage-servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. No mortgage-servicing fees were earned for the six months ended June 30, 2002 and 2001.

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the administrative general partner, 0.1% to the investment general partner, and 0.1% to the associate general partner. No distributions were made for the six months ended June 30, 2002 and 2001.

         In December 2001, the units of limited partnership interest in the Partnership that were previously held by affiliates of Presidio were acquired by an unaffiliated third party.


3.       REAL ESTATE

         The Partnership holds fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. The land, building and improvements are pledged to collateralize the mortgage loan payable. A summary of the Partnership's real estate as of June 30, 2002 is as follows:

          Land                                    $    444,700
          Building and improvements                  4,406,523
                                                  ------------
                                                     4,851,223

          Less:  Accumulated depreciation            (909,151)
          Less:  Impairment reserve                  (719,000)
                                                  ------------

                                                  $  3,223,072
                                                  ============

         The Partnership had recorded a provision for impairment in value in 2001 to further write-down the remaining property to its estimated fair market value less the estimated cost to sell the property. The property had been marketed for sale. Accordingly, no depreciation expense had been recorded for the year 2001 and for the three months ended March 31, 2002. However, effective April 1, 2002, the Partnership is no longer marketing the property for sale and, accordingly, the Partnership resumed recording depreciation expense effective April 1, 2002.

                                     8 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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





                                     9 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN
             -------------------------------------------------------------------
             OF OPERATION
             ------------

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

             Liquidity and Capital Resources
             -------------------------------

             The Registrant invested 100% of the net proceeds of its public offering in zero coupon junior mortgage loans secured by properties owned principally by privately syndicated limited partnerships sponsored by affiliates of the General Partners. The Partnership originally invested its net proceeds in sixteen mortgage loans, which aggregated $70,332,103. As of June 30, 2002, the Partnership's investment consists of a hotel which it acquired through foreclosure.

             The Registrant uses working capital reserves provided from any undistributed cash from temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of June 30, 2002, the Registrant's cash and cash equivalents decreased by $43,478 from December 31, 2001 to $2,428,267. The decrease is due to $9,119 of cash used for additions to real estate (investment activities) and $62,725 of cash used for mortgage principal payments (financing activities), which were partially offset by $28,366 of net cash provided by operating activities. The Registrant may utilize its working capital reserves in the event the Registrant incurs additional expenses with respect to its hotel property or to pay fees. The Registrant's cash flow from the operations of its hotel property is anticipated to be sufficient to meet such property's capital expenditures in the near term. Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Registrant. At June 30, 2002, the Registrant had $2,428,267 in cash and cash equivalents, of which approximately $2,352,000 was invested primarily in money market mutual funds.

             The Registrant had been marketing the remaining property for sale. However, due to the significant adverse effect on the property and the hospitality industry in general caused by the terrorist attacks of September 11th and the resulting reduction in revenue at the property, the General Partner has ceased marketing the property for sale.

                                    10 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN
             -------------------------------------------------------------------
             OF OPERATION (CONTINUED)
             ------------------------

             Liquidity and Capital Resources (Continued)
             -------------------------------------------

             An affiliate of a limited partner holding 36.2% of the outstanding Units has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission pursuant to which it will seek the consent of limited partners to merger the partnership into KFI Properties, L.P., a newly formed operating partnership wholly owned by Knight Fuller, Inc., a newly formed Delaware corporation (the "Merger"). Upon consummation of the Merger, if effected, each unit of limited partnership interest in the Partnership will be converted into one unit in KFI Properties, L.P., and will have the right to be converted into one share of Knight Fuller, Inc. The Merger will require the vote of at least a majority of the limited partnership interests to be approved. The Partnership has not been notified as to when, if at all, the consent of limited partners to the Merger will be sought.

             Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

             Results of Operations
             ---------------------

             Net income decreased by $116,989 and $49,440 for the six and three month periods ended June 30, 2002, respectively, compared with the corresponding period in the prior year. The decline was due to a decrease in revenues which was slightly offset by a decrease in costs and expenses.

             Revenues decreased by $121,711 and $56,480 for the six and three month periods ended June 30, 2002, respectively, compared with the corresponding period in the prior year due primarily to a decrease in operating income - real estate. Operating income - real estate decreased due to a decline in average occupancy and room rates. Short term investment income also declined as a result of lower interest rates.

             Costs and expenses decreased by $4,722 and 7,040 for the six and three month periods ended June 30, 2002, respectively, compared to the same period in the prior year due to a decrease in mortgage loan interest expense and general and administrative expenses, which were partially offset by increase in operating expenses - real estate. Additionally, depreciation was charged on fixed assets during the three months ended June 30, 2002 as a result of Registrant's decision to cease marketing the property for sale.

             Recently Issued Accounting Standards
             ------------------------------------

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

                                    11 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN
             -------------------------------------------------------------------
             OF OPERATION (CONTINUED)
             ------------------------

             Recently Issued Accounting Standards (Continued)
             ------------------------------------------------

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

             In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt an amendment of Accounting Principals Board Opinion ("APB") No. 30 "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)"is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB
             30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

             Inflation
             ---------

             Inflation and changing economic conditions could adversely affect occupancy, rental rates and operating expenses underlying the Partnership's operations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             ----------------------------------------------------------

             The Registrant does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices except the Registrant's remaining mortgage note payable which is at a variable rate of interest currently fixed at 6.625% per annum (effective April 1, 2002), and is adjustable every five years.


                                    12 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


PART II - OTHER INFORMATION
---------------------------


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.
             ---------------------------------

             (a)   Exhibits:

                   99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b)   Reports of Form 8-K:

                   No reports on Form 8-K were filed during the quarter ended June 30, 2002.








                                    13 of 15

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.- SERIES 86
              ----------------------------------------------------


                           BY:  Resources Capital Corp.
                                -----------------------
                                Administrative General Partner

                                BY:  /s/ Michael L. Ashner
                                     ----------------------------------
                                     Michael L. Ashner
                                     President and Director
                                     (Principal Executive Officer)

                                BY:  /s/ Carolyn B. Tiffany
                                     ----------------------------------
                                     Carolyn B. Tiffany
                                     Vice President and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)

                                     Dated:  August 14, 2002









                                    14 of 15