Form 10QSB
period 2002-09-30
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2002-11-14
CIK 779231

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               -------------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________ to ___________

                         Commission file number 0-15724

              Resources Accrued Mortgage Investors L.P. - Series 86
              -----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                        Delaware                                                     13-3294835
 --------------------------------------------------------------------------  ----------------------------
    (State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer
                                                                                   Identification No.)

    7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts                     02114
 --------------------------------------------------------------------------  -----------------------------
             (Address of principal executive office)                                    (Zip Code)

      Registrant's telephone number, including area code   (617) 570-4600
                                                         -----------------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---










                                     1 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                                 SEPTEMBER 30,            DECEMBER 31,
                                                                     2002                     2001
                                                             ----------------------   ---------------------
ASSETS
Cash and cash equivalents                                         $2,403,717               $2,471,745
Real estate - net                                                  3,223,201                3,239,737
Other assets                                                          22,712                   85,432
                                                                  ----------               ----------
         Total Assets                                             $5,649,630               $5,796,914
                                                                  ==========               ==========
LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Mortgage loan payable                                             $3,022,102               $3,119,427
Accounts payable and accrued expenses                                297,888                  215,131
                                                                  ----------               ----------
         Total Liabilities                                         3,319,990                3,334,558
                                                                  ----------               ----------
Commitments and Contingencies
Partners' Equity:
Limited partners' equity (330,004 units
   issued and outstanding)                                         2,213,271                2,339,351
General partners' equity                                             116,369                  123,005
                                                                  ----------               ----------
         Total Partners' Equity                                    2,329,640                2,462,356
                                                                  ----------               ----------
         Total Liabilities and Partners' Equity                   $5,649,630               $5,796,914
                                                                  ==========               ==========

                       See notes to financial statements.

                                     2 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002

 STATEMENTS OF OPERATIONS (UNAUDITED)                                     FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                         2002                      2001
                                                                    -------------           --------------
Revenues:
      Operating income - real estate                                $   922,813              $ 1,043,294
      Other income                                                        7,100                   18,197
      Short term investment interest                                     28,367                   78,180
                                                                    -----------              -----------
         Total revenues                                                 958,280                1,139,671
                                                                    -----------              -----------
Costs and Expenses:
      Operating expenses - real estate                                  780,587                  761,960
      Mortgage loan interest expense                                    167,019                  203,936
      General and administrative                                         91,823                  124,547
      Depreciation expense                                               51,567                     --
                                                                    -----------              -----------
         Total costs and expenses                                     1,090,996                1,090,443
                                                                    -----------              -----------
      Net (loss) income                                             $  (132,716)             $    49,228
                                                                    ===========              ===========
Net (loss) income attributable to:
      Limited partners                                              $  (126,080)             $    46,767
      General partners                                                   (6,636)                   2,461
                                                                    -----------              -----------
                                                                    $  (132,716)             $    49,228
                                                                    ===========              ===========
Net (loss) income per unit of limited partnership
      interest (330,004 units outstanding)                          $     (0.38)             $      0.14
                                                                    ===========              ===========





                       See notes to financial statements.

                                     3 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002

 STATEMENTS OF OPERATIONS (UNAUDITED)                                    FOR THE THREE MONTHS ENDED
                                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                                       2002                     2001
                                                                    ------------           --------------

Revenues:
      Operating income - real estate                                $ 322,224                $ 359,600
      Other income                                                       --                     10,950
      Short term investment interest                                    9,004                   20,358
                                                                    ---------                ---------
         Total revenues                                               331,228                  390,908
                                                                    ---------                ---------
Costs and Expenses:
      Operating expenses - real estate                                255,941                  259,187
      Mortgage loan interest expense                                   50,282                   67,271
      General and administrative                                       29,569                   29,842
      Depreciation expense                                             25,783                     --
                                                                    ---------                ---------
         Total costs and expenses                                     361,575                  356,300
                                                                    ---------                ---------
      Net (loss) income                                             $ (30,347)               $  34,608
                                                                    =========                =========
Net (loss) income attributable to:
      Limited partners                                              $ (28,829)               $  32,878
      General partners                                                 (1,518)                   1,730
                                                                    ---------                ---------
                                                                    $ (30,347)               $  34,608
                                                                    =========                =========
Net (loss) income per unit of limited partnership
      interest (330,004 units outstanding)                          $   (0.09)               $    0.10
               ========                                             =========                =========








                       See notes to financial statements.

                                     4 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)


                                             GENERAL            LIMITED            TOTAL
                                            PARTNERS'          PARTNERS'         PARTNERS'
                                             EQUITY              EQUITY           EQUITY
                                         -------------        -----------       ------------
Balance - January 1, 2002                 $   123,005         $ 2,339,351       $ 2,462,356
    Net loss                                   (6,636)           (126,080)         (132,716)
                                          -----------         -----------       -----------
Balance - September 30, 2002              $   116,369         $ 2,213,271       $ 2,329,640
                                          ===========         ===========       ===========























                       See notes to financial statements.

                                     5 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002

 STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                          FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                                                         2002                   2001
                                                                                     -------------          -------------
Cash Flows from Operating Activities:
Net (loss) income                                                                     $  (132,716)           $    49,228
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation                                                                         51,567                     --
      Changes in assets and liabilities:
         Other assets                                                                      62,720                (81,195)
         Accounts payable and accrued expenses                                             82,757                 77,204
                                                                                      -----------            -----------
Net cash provided by operating activities                                                  64,328                 45,237
                                                                                      -----------            -----------
Cash Flows from Investing Activities:
      Additions to real estate                                                            (35,031)               (13,486)
                                                                                      -----------            -----------
Cash used in investing activities                                                         (35,031)               (13,486)
                                                                                      -----------            -----------
Cash Flow from Financing Activities:
      Principal payments on mortgage loan payable                                         (97,325)               (79,802)
                                                                                      -----------            -----------
Cash used in financing activities                                                         (97,325)               (79,802)
                                                                                      -----------            -----------
Net decrease in cash and cash equivalents                                                 (68,028)               (48,051)
Cash and cash equivalents, beginning of period                                          2,471,745              2,603,830
                                                                                      -----------            -----------
Cash and cash equivalents, end of period                                              $ 2,403,717            $ 2,555,779
                                                                                      ===========            ===========
Supplementary Disclosure of Cash Flow Information:
      Interest paid                                                                   $   167,019            $   203,936
                                                                                      ===========            ===========







                       See notes to financial statements.

                                     6 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002

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

         The results of operations for the nine and three months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


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

         The administrative general partner is entitled to receive an asset management fee for services rendered for the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the net asset value of the Partnership, as defined in the Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. No asset management fees were earned for the nine months ended September 30, 2002 and 2001.


                                     7 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002

                          NOTES TO FINANCIAL STATEMENTS

2.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         The administrative general partner is also entitled to receive a mortgage-servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee is deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. No mortgage-servicing fees were earned for the nine months ended September 30, 2002 and 2001.

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the administrative general partner, 0.1% to the investment general partner, and 0.1% to the associate general partner. No distributions were made for the nine months ended September 30, 2002 and 2001.

         In December 2001, the units of limited partnership interest in the Partnership that were previously held by affiliates of Presidio were acquired by an unaffiliated third party.

3.       REAL ESTATE

         The Partnership holds fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. The land, building and improvements are pledged to collateralize the mortgage loan payable. A summary of the Partnership's real estate as of September 30, 2002 is as follows:

         Land                                         $   444,700
         Building and improvements                      4,432,435
                                                      ------------
                                                        4,877,135

         Less:  Accumulated depreciation                 (934,934)
         Less:  Impairment reserve                       (719,000)
                                                      ------------

                                                      $ 3,223,201
                                                      ============

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


                                     8 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002

                          NOTES TO FINANCIAL STATEMENTS


4.       MORTGAGE LOAN PAYABLE

         In connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 non-recourse promissory note secured by a first mortgage on the hotel property. The interest rate on the loan is adjustable every five years. Through March 31, 2002, the interest rate on the loan was 8.5%. Effective April 1, 2002, the interest rate was reduced to 6.625% through April 2007. Interest is based on a 2% premium over the Federal Home Loan Bank of Atlanta five-year Advance Rate. The loan requires monthly payments of interest and principal aggregating $28,280. The lender is permitted to accelerate the note with nine months notice. The Partnership has not received any notice of acceleration from the lender. The loan matures on February 1, 2016. A prepayment penalty of 2%, reducing to 1%, exists for the first two years after an interest rate change.

5.       LOSS CONTINGENCY

         The Partnership has received a notice of default from the franchisor of its hotel property. The franchisor may require the Partnership to expend approximately $1,100,000 in capital improvements at the hotel. Based on the value of the property and the hospitality industry in the Richmond, Virginia market, the Partnership may be unwilling to invest any further capital in the hotel. Accordingly, the franchisor may revoke the hotel's franchise designation. If this were to occur, it would have a significant negative impact on the Partnership's hotel revenue, which may result in the Partnership losing its property through foreclosure. The property had previously been written down to its estimated fair market value.























                                     9 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002

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

             Liquidity and Capital Resources

             The Registrant invested 100% of the net proceeds of its public offering in zero coupon junior mortgage loans secured by properties owned principally by privately syndicated limited partnerships sponsored by affiliates of the General Partners. The Partnership originally invested its net proceeds in sixteen mortgage loans, which aggregated $70,332,103. As of September 30, 2002, the Partnership's investment consists of a hotel which it acquired through foreclosure.

             The Registrant uses working capital reserves provided from any undistributed cash from temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of September 30, 2002, the Registrant's cash and cash equivalents decreased by $68,028 from December 31, 2001 to $2,403,717. The decrease is due to $35,031 of cash used for additions to real estate (investment activities) and $97,325 of cash used for mortgage principal payments (financing activities), which were partially offset by $64,328 of net cash provided by operating activities. The Registrant may utilize its working capital reserves in the event the Registrant incurs additional expenses with respect to its hotel property or to pay fees. The Registrant's cash flow from the operations of its hotel property is anticipated to be sufficient to meet such property's capital expenditures in the near term. Working capital reserves will be temporarily invested in short-term money market instruments and are expected to be sufficient to pay administrative expenses during the term of the Registrant. At September 30, 2002, the Registrant had $2,403,717 in cash and cash equivalents, of which approximately $2,333,000 was invested primarily in money market mutual funds.

             The Registrant had been marketing the remaining property for sale. However, due to the significant adverse effect on the property and the hospitality industry in general caused by the terrorist attacks of September 11th and the resulting reduction in revenue at the property, the General Partner has ceased marketing the property for sale.

             The Registrant has received a notice of default from the franchisor of its hotel property. The franchisor may require the Registrant to expend approximately $1,100,000 in capital improvements at the hotel. Based on the value of the property and the hospitality industry in the Richmond, Virginia market, the Registrant does not anticipate investing any further capital in the hotel. Accordingly, the franchisor may revoke the hotel's franchise designation. If this were to occur, it would have a significant negative impact on the Registrant's hotel revenue, which may result in the Registrant losing its property through foreclosure. The property had previously been written down to its estimated fair market value.


                                    10 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

             Liquidity and Capital Resources (Continued)

             An affiliate of a limited partner holding 36.2% of the outstanding Units has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission pursuant to which it will seek the consent of limited partners to merger the partnership into KFI Properties, L.P., a newly formed operating partnership wholly owned by Knight Fuller, Inc., a newly formed Delaware corporation (the "Merger"). Upon consummation of the Merger, if effected, each unit of limited partnership interest in the Partnership will be converted into one unit in KFI Properties, L.P., and will have the right to be converted into one share of Knight Fuller, Inc. Approval of the Merger will require the vote of at least a majority of holders of the limited partnership interests. The Partnership has not been notified as to when, if at all, the consent of limited partners to the Merger will be sought.

             The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates.

             Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

             Results of Operations

             Net income decreased by $181,944 and $64,955 for the nine and three month periods ended September 30, 2002, respectively, compared with the corresponding period in the prior year. The decline was due to a decrease in revenues and an increase in costs and expenses.

             Revenues decreased by $181,391 and $59,680 for the nine and three month periods ended September 30, 2002, respectively, compared with the corresponding period in the prior year due primarily to a decrease in operating income - real estate. Operating income-real estate decreased due to a decline in average occupancy and room rates. Short term investment income declined as a result of lower interest rates.

             Costs and expenses increased by $553 and $5,275 for the nine and three month periods ended September 30, 2002, respectively, compared to the same period in the prior year due to increases in depreciation expense and operating expenses - real estate, which were offset by decreases in mortgage loan interest expense and general and administrative expenses. In addition, depreciation was charged on fixed assets during the six and three months ended September 30, 2002 as a result of Registrant's decision to cease marketing the property for sale.


                                    11 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002

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


                                    12 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

             Recently Issued Accounting Standards (Continued)

             In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

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

ITEM 3.      CONTROLS AND PROCEDURES

             The Registrant's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.










                                    13 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002


PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits:

                  99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)    Reports of Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended September 30, 2002.































                                    14 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002


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


              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.- SERIES 86


                       BY:  Resources Capital Corp.
                            Administrative General Partner


                            BY:  /s/ Michael L. Ashner
                                 --------------------------------------------
                                 Michael L. Ashner
                                 President and Director
                                 (Principal Executive Officer)

                            BY:  /s/ Thomas C. Staples
                                 --------------------------------------------
                                 Thomas C. Staples
                                 Vice President and Treasurer
                                 (Principal Financial and Accounting Officer)





                                 Dated: November 14, 2002

















                                    15 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002

                                 CERTIFICATIONS

                  I, Michael L. Ashner, certify that:

             1. I have reviewed this quarterly report on Form 10-QSB of Resources Accrued Mortgage Investors L.P. - Series 86:

             2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

             3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

             4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

             5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


                                    16 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002


             6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                  Date:   November 14, 2002       /s/ Michael L. Ashner
                                                  ------------------------------
                                                  Michael L. Ashner
                                                  President and Director
                                                  (Principal Executive Officer)





























                                    17 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002

                                 CERTIFICATIONS

                  I, Thomas C. Staples, certify that:

             1. I have reviewed this quarterly report on Form 10-QSB of Resources Accrued Mortgage Investors L.P. - Series 86:

             2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

             3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

             4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

             5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


                                    18 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         FORM 10-QSB SEPTEMBER 30, 2002


             6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                  Date:   November 14, 2002    /s/ Thomas C. Staples
                                               ---------------------------------
                                               Thomas C. Staples
                                               Vice President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)































                                    19 of 20