Form 10KSB
period 2002-12-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2003-03-27
CIK 779231

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934


                                                            Commission  File
For the fiscal year ended December 31, 2002                 Number  0-15724
                          -----------------                         -------


               RESOURCES ACCRUED MORTGAGE INVESTORS L.P.-SERIES 86
               ---------------------------------------------------
        (exact name of small business issuer as specified in its charter)


        Delaware                                          13-3294835
-----------------------                       ---------------------------------
(State of organization)                       (IRS Employer Identification No.)


7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts        02114
-----------------------------------------------------------------        -----
   (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number including area code:                (617) 570-4600
                                                                  --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,177,194.

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


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

The principal business of the Registrant has been to invest primarily in "zero coupon" first and junior mortgage loans ("Mortgage Loans") on properties owned or acquired principally by privately and publicly syndicated limited partnerships originally sponsored by affiliates of Integrated Resources, Inc. ("Integrated"), the original owner of the Investment General Partner. The Mortgage Loans generally had original terms of approximately twelve years (with a right to prepay with payment of a prepayment penalty between the eighth and ninth years and without penalty beginning in the tenth year) with all interest and principal due and payable at the maturity or prepayment of the Mortgage Loan. As of December 31, 2002, the Registrant's sole remaining asset was its interest in the Comfort Inn in Richmond, Virginia. See "Investments of Registrant" below.

On January 6, 2003, the Registrant received notice that the loan encumbering its remaining property was in default for failure to pay debt service for the months of December 2002 and January 2003. As previously reported, due to the significant adverse effect on the property and the hospitality industry in general caused by the terrorist attacks of September 11th and the resulting reduction in revenue at the property, the Registrant was unable to meet its debt service payments. If the Registrant cannot negotiate a resolution to this default, it is likely that the property will be lost through foreclosure. The Registrant has been advised that the property was sold at a foreclosure sale during February 2003. Accordingly, the Registrant no longer holds an interest in the property.

THE PROPOSED MERGER/TRANSFER OF OWNERSHIP OF INVESTMENT GENERAL PARTNER

In May 2002, Knight Fuller, Inc., a Delaware corporation ("KFI") and, effective January 1, 2003, the sole shareholder of the Investment General Partner, filed a Registration Statement on Form S-4 with the Securities and Exchange Commission pursuant to which it will seek the consent of limited partners to merger the Registrant into KFI Properties, L.P., a newly formed operating partnership wholly owned by KFI (the "Merger"). KFI is an affiliate of an affiliate of Sutter Opportunity Fund 2 LLC, an entity that holds 36.15% of the outstanding Units. Upon consummation of the Merger, if effected, each Unit will be converted into one unit in KFI Properties, L.P. ("OP Units"), and will have the right to be converted into one share of KFI. The purpose of the proposed Merger is to permit the Registrant's partners to convert their Units from interests in a finite life limited partnership into interests in KFI, an infinite life corporation, which, subject to available capital, may invest in a diversified portfolio of businesses. . Approval of the Merger will require the vote of at least a majority of holders of the limited partnership interests.

Upon the Merger, the General Partners' general partner interest in Registrant, equal to 5% of any distributions, will also be exchanged for OP Units equal to a pro rata 5% of the KFI shares or OP Units allocated to all general partner and limited partner interests.

As indicated above, effective January 1, 2003, all of the issued and outstanding shares of stock of the Investment General Partner were sold to KFI. As part of the transaction, the Investment General Partner entered into an agreement with the other General Partners pursuant to which the Investment General Partner was delegated the exclusive right to act on behalf of the Registrant solely in connection with the Merger.

The foregoing description of the Merger does not purport to be complete, and it is qualified in its entirety by reference to the Registration Statement on Form S-4 filed by KFI (Registration No. 333-87968).

MANAGEMENT/EMPLOYEES

Registrant does not have any employees. The business of the Registrant is managed by the General Partners, their affiliates and agents. On October 21, 1999, an affiliate of NorthStar and the then controlling entity of the General Partners entered into a Services Agreement with AP-PCC III, L.P. (the "Agent") pursuant to which the Agent was retained to provide asset management and investor relation services to Registrant and other entities affiliated with Registrant.

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

Registrant retained GF Management, Inc. to manage its motel property. See "Current Investments-Comfort Inn, Richmond, Virginia" below.

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

     Comfort Inn Richmond, Virginia - Registrant originally loaned Southern Inns Associates $4,000,000 secured by seven properties, one of which was a motel property located in Richmond, Virginia. On April 1, 1993, Registrant acquired title by foreclosure and assumed ownership responsibilities of the Richmond Comfort Inn Executive Center, located in Richmond, Virginia. Registrant acquired title to the property subject to a first mortgage. The Comfort Inn is a limited service motel situated on approximately 2.5 acres of land and it contains 123 guest rooms. This property was subject to a first mortgage loan which had a principal balance of $3,001,144 as of December 31, 2002. The interest rate on the loan was adjustable every five years with a current interest rate of 6.625% and was based on a 2% premium over the Federal Home Loan Bank of Atlanta Five Year Advance Rate. The loan required monthly payments of interest and principal aggregating $28,280. The lender was permitted to accelerate the note at any time on six months notice.

As indicated above, the Registrant was in default on the first mortgage loan encumbering this property and the property was foreclosed upon in February 2003.

Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis, as of December 31, 2002, of the motel property owned by Registrant:


     Gross Carrying       Accumulated                                 Federal
         Value            Depreciation       Rate         Method     Tax Basis
         -----            ------------       ----         ------     ---------
      $3,062,569            $962,569        7/40 yr.        S/L     $3,417,564

Set forth below is a table showing the average occupancy rate and room rental rate at the motel property for the years ended December 31 2002 and 2001.

                                             Year ended December 31,
                                               2002         2001
                                               ----         ----
     Average Occupancy Rate                    46.9%        52.5%
     Average Daily Room Rental Rate          $54.14       $57.08

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

ITEM 2. DESCRIPTION OF PROPERTIES

See "Item 1. Business-Investments of Registrant- Investments of Registrant" for information relating to Registrant's motel property which was lost through foreclosure in February 2003.

ITEM 3. LEGAL PROCEEDINGS

None.

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

As of March 1, 2003, there were approximately 7,317 holders of Units of Registrant (including the initial limited partner), owning an aggregate of 330,004 Units.

No distributions were made by the Registrant to its partners in 2002 or 2001. There are no material legal restrictions set forth in the Partnership Agreement upon Registrant's present or future ability to make distributions. Registrant will determine on a quarterly basis, based on an analysis of its remaining investments and reserves, whether further distributions are warranted.

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

LIQUIDITY AND CAPITAL RESOURCES

The Registrant's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Registrant received a notice of default and cancellation of the franchise agreement from the franchisor of its hotel property. This would have a significant negative impact on the Registrant's hotel revenue. As a result, the Registrant defaulted on its mortgage obligation. Based on the current value of the remaining property, the Registrant was unable to meet its mortgage obligation. On February 18, 2003, the property was lost through foreclosure. At the date of foreclosure, it is estimated that the property had a value of $2,100,000. These events raise substantial doubt about the Registrant's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

It is expected that the Knight Fuller, Inc. (`KFI") transaction will be proposed to the limited partners (See below). In the event that the transaction is not approved, the Registrant will distribute the remaining cash, subject to reserves, and liquidate the Registrant.

The Registrant invested 100% of the net proceeds of its public offering in zero coupon junior mortgage loans secured by properties owned principally by privately syndicated limited partnerships sponsored by affiliates of the General Partners. The Registrant originally invested its net proceeds in sixteen mortgage loans, which aggregated $70,332,103. As of December 31, 2002, the Registrant's investment consisted of a hotel which it acquired through foreclosure and, which as described above, was lost through foreclosure on February 18, 2003.

The Registrant used working capital reserves provided from any undistributed cash from temporary investments plus any cash flow from the operation of its hotel as its primary measure of liquidity. As of December 31, 2002, the Registrant's cash and cash equivalents decreased by $218,936 from December 31, 2001 to $2,252,809. The decrease is due to $36,998 of cash used for additions to real estate (investment activities), $118,283 of cash used for mortgage principal payments (financing activities) and $63,655 of cash used in operating activities. At December 31, 2002, the Registrant had $2,252,809 in cash and cash equivalents, of which approximately $2,191,000 was invested primarily in money market mutual funds.

An affiliate of a limited partner and, effective January 17, 2003, the sole shareholder of the investment general partner of the Registrant, KFI, holding 36.2% of the outstanding Units has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission pursuant to which it will seek the consent of limited partners to merge the partnership into KFI Properties, L.P., a newly formed operating partnership wholly owned by KFI (the "Merger"). Upon consummation of the Merger, if effected, each unit of limited partnership interest in the Registrant will be converted into one unit in KFI Properties, L.P., and will have the right to be converted into one share of KFI. Approval of the Merger will require the vote of at least a majority of holders of the limited partnership interests. The Registrant has not been notified as to when, if at all, the consent of limited partners to the Merger will be sought.

On January 17, 2003, Presidio Capital Investment Company, LLC, the sole shareholder of RAM Funding, Inc., the investment general partner of the Registrant, sold all of the issued and outstanding shares of RAM Funding, Inc. to KFI. As part of the transaction, RAM Funding, Inc. entered into an agreement with the other General Partners of the Registrant pursuant to which RAM Funding, Inc. was delegated the exclusive right to act on behalf of the Registrant solely in connection with the Merger.

The Registrant's only significant critical accounting policy was the evaluation of the fair value of real estate. The Registrant evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates. At December 31, 2002 the property had been written down to its estimated fair value.

Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

RESULTS OF OPERATIONS

Net loss increased by $945,478 for the year ended December 31, 2002 compared with December 31, 2001. The decline was primarily due to an additional provision for impairment.

Revenues decreased by $245,915 for the year ended December 31, 2002 compared with the prior year primarily due to a decrease in operating income - real estate. Operating income-real estate decreased due to a decline in average occupancy and room rates and the removal of the property from the franchisor's reservation system. Short term investment income declined as a result of lower interest rates.

Costs and expenses, before provision for impairment, decreased by $67,970 for the year ended December 31, 2002, compared to the same period in the prior year primarily due to decreases in operating expenses - real estate, mortgage loan interest expense and general and administrative expenses which were partially offset by an increase in depreciation expense. Depreciation was charged on fixed assets during the nine months ended December 31, 2002 as a result of Registrant's decision to cease marketing the property for sale.

At December 31, 2002, based upon the foreclosed value of the property, the Registrant recorded a provision for impairment of value of $1,097,533. During 2001, the Registrant had recorded a provision for impairment of value of $330,000.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Registrant's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. This statement did not have a material effect on the Registrant's liquidity, financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Registrant does not expect that this statement will have a material effect on the Registrant's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Registrant does not expect that this statement will have a material effect on the Registrant's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Registrant's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Registrant's financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Registrant will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Registrant does not expect that this will have an impact on the Registrant's financial statements.

INFLATION

Inflation and changing economic conditions could adversely affect occupancy, rental rates and operating expenses underlying the Registrant's operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Registrant has no loans outstanding.

ITEM 7. FINANCIAL STATEMENTS


              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                     YEARS ENDED DECEMBER 31, 2002 and 2001
                     --------------------------------------

                                      INDEX
                                      -----

                                                                            Page


Independent Auditors' Report.................................................11

Financial Statements:

Balance Sheets as of December 31, 2002 and 2001..............................12

Statements of Operations for the Years Ended
December 31, 2002 and 2001...................................................13

Statements of Partners' Equity for the Years Ended
December 31, 2002 and 2001...................................................14

Statements of Cash Flows for the Years Ended
December 31, 2002 and 2001...................................................15

Notes to Financial Statements................................................16

                          Independent Auditors' Report
                          ----------------------------



To the Partners
Resources Accrued Mortgage Investors L.P. - Series 86


We have audited the accompanying balance sheets of Resources Accrued Mortgage Investors L.P. - Series 86 (a limited partnership) (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership was in default on its outstanding mortgage obligation and, subsequent to December 31, 2002, lost its remaining property through foreclosure. These events raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resources Accrued Mortgage Investors L.P. - Series 86 (a limited partnership) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
February 18, 2003

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                     -------------------------------------------
                                                             2002                   2001
                                                     --------------------    -------------------
Assets

Cash and cash equivalents                            $         2,252,809     $        2,471,745
Real estate - net                                              2,100,000              3,239,737
Other assets                                                       2,909                 85,432
                                                     --------------------    -------------------

          Total Assets                               $         4,355,718     $        5,796,914
                                                     ====================    ===================

LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Mortgage loan payable                                $         3,001,144     $        3,119,427
Accounts payable and accrued expenses                            211,891                215,131
                                                     --------------------    -------------------

          Total Liabilities                                    3,213,035              3,334,558
                                                     --------------------    -------------------


Partners' Equity:

Limited partners' equity (330,004 units
   issued and outstanding)                                     1,085,662              2,339,351
General partners' equity                                          57,021                123,005
                                                     --------------------    -------------------

          Total Partners' Equity                               1,142,683              2,462,356
                                                     --------------------    -------------------

          Total Liabilities and Partners' Equity     $         4,355,718     $        5,796,914
                                                     ====================    ===================



                       See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF OPERATIONS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                             2002                    2001
                                                     ---------------------   ---------------------
Revenues:

      Operating income - real estate                 $          1,127,066    $          1,300,138
      Other income                                                 14,400                  31,297
      Short term investment interest                               35,728                  91,674
                                                     ---------------------   ---------------------

             Total revenues                                     1,177,194               1,423,109
                                                     ---------------------   ---------------------

Costs and Expenses:

      Operating expenses - real estate                          1,027,120               1,040,002
      Mortgage loan interest expense                              210,258                 270,491
      General and administrative                                   82,754                 156,811
      Depreciation expense                                         79,202                       -
      Provision for impairment                                  1,097,533                 330,000
                                                     ---------------------   ---------------------

             Total costs and expenses                           2,496,867               1,797,304
                                                     ---------------------   ---------------------


      Net loss                                       $         (1,319,673)   $           (374,195)
                                                     =====================   =====================

Net loss attributable to:

      Limited partners                               $         (1,253,689)   $           (355,485)

      General partners                                            (65,984)                (18,710)
                                                     ---------------------   ---------------------

                                                     $         (1,319,673)   $           (374,195)
                                                     =====================   =====================

Net loss per unit of limited partnership
      interest (330,004 units outstanding)           $              (3.80)   $              (1.08)
                                                     =====================   =====================





                       See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                        LIMITED               GENERAL                TOTAL
                                       PARTNERS'             PARTNERS'             PARTNERS'
                                         EQUITY               EQUITY                EQUITY
                                   -------------------   ------------------   --------------------

Balance - January 1, 2001          $        2,694,836    $         141,715    $         2,836,551

    Net loss                                 (355,485)             (18,710)              (374,195)
                                   -------------------   ------------------   --------------------


Balance - December 31, 2001                 2,339,351              123,005              2,462,356

    Net loss                               (1,253,689)             (65,984)            (1,319,673)
                                   -------------------   ------------------   --------------------

Balance - December 31, 2002        $        1,085,662    $          57,021    $         1,142,683
                                   ===================   ==================   ====================




                       See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                            STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                    2002                    2001
                                                             -------------------    --------------------
Cash Flows from Operating Activities:

Net loss                                                     $       (1,319,673)    $          (374,195)

Adjustments to reconcile net loss to net cash
  used in operating activities:
      Provision for impairment                                        1,097,533                 330,000
      Depreciation                                                       79,202                       -
      Reserve for doubtful accounts                                       8,728                  27,751
      Changes in assets and liabilities:
              Other assets                                               73,795                 (48,769)
              Accounts payable and accrued expenses                      (3,240)                 57,752
                                                             -------------------    --------------------

Net cash used in operating activities                                   (63,655)                 (7,461)
                                                             -------------------    --------------------

Cash Flows from Investing Activities:

      Additions to real estate                                          (36,998)                (16,797)
                                                             -------------------    --------------------

Cash used in investing activities                                       (36,998)                (16,797)
                                                             -------------------    --------------------

Cash Flows from Financing Activities:

      Principal payments on mortgage loan payable                      (118,283)               (107,827)
                                                             -------------------    --------------------

Cash used in financing activities                                      (118,283)               (107,827)
                                                             -------------------    --------------------

Net decrease in cash and cash equivalents                              (218,936)               (132,085)

Cash and cash equivalents, beginning of period                        2,471,745               2,603,830
                                                             -------------------    --------------------

Cash and cash equivalents, end of period                     $        2,252,809     $         2,471,745
                                                             ===================    ====================

Supplementary Disclosure of Cash Flow Information:
      Interest paid                                          $          174,356     $           270,491
                                                             ===================    ====================






                       See notes to financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

1.   BASIS OF PRESENTATION - GOING CONCERN AND SUBSEQUENT EVENT

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The partnership received a notice of default and cancellation of the franchise agreement from the franchisor of its hotel property. This would have a significant negative impact on the partnership's hotel revenue. As a result, the partnership defaulted on its mortgage obligation. Based on the current value of the remaining property, the partnership was unable to meet its mortgage obligation. On February 18, 2003, the property was lost through foreclosure. At the date of foreclosure, it is estimated that the property had a value of $2,100,000. These events raise substantial doubt about the partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     It is expected that the Knight Fuller, Inc. ("KFI") transaction will be proposed to the limited partners (See Note 2). In the event that the transaction is not approved, the Partnership will distribute the remaining cash, subject to reserves, and liquidate the Partnership.

2.   ORGANIZATION

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

     The Partnership originally invested its net proceeds in sixteen non-recourse, zero-coupon junior mortgage loans which aggregated $70,332,103, all of which have been satisfied. At December 31, 2002, the Partnership's only investment was a motel property in Richmond, Virginia, that the Partnership acquired title to as a result of its foreclosure on the Southern Inns Loan (See Note 5).

     Through January 16, 2003, RAM Funding, Inc., the investment general partner, Resources Capital Corp., the administrative general partner, and Presidio AGP Corp., the associate general partner (collectively "General Partners"), were ultimately controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. On January 17, 2003, Presidio Capital Investment Company, LLC ("Presidio"), the sole shareholder of RAM Funding, Inc., sold all of the issued and outstanding shares of RAM Funding, Inc. to KFI. KFI, an affiliate of a limited partner holding 36.2% of the outstanding Units of the Partnership, has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission pursuant to which it will seek the consent of limited partners to merge the partnership into KFI Properties, L.P., a newly formed operating partnership wholly owned by KFI (the "Merger"). Upon consummation of the Merger, if effected, each unit of limited partnership interest in the Partnership will be converted into one unit in KFI Properties, L.P., and will have the right to be converted into one share of KFI. Approval of the Merger will require the vote of at least a majority of holders of the limited partnership interests. The Partnership has not been notified as to when, if at all, the consent of limited partners to the Merger will be sought.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)

2.   ORGANIZATION (CONTINUED)

     As part of the transaction, RAM Funding, Inc. entered into an agreement with the other General Partners of the Partnership pursuant to which RAM Funding, Inc. was delegated the exclusive right to act on behalf of the Partnership solely in connection with the Merger. The General Partners and certain of their affiliates are general partners in several other limited partnerships which are also affiliated with NorthStar, and which are engaged in businesses that are, or may in the future be, in direct competition with the Partnership.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Depreciation
     ------------

     Depreciation was computed using the straight-line method over the useful life of the property, which is estimated to range from 7 to 40 years. The original cost of the property, which was acquired through foreclosure, represented the carrying value of the first mortgage loan at the time of the foreclosure. Repairs and maintenance are charged to operations as incurred.

     Write-down for impairment
     -------------------------

     The Partnership provided write-downs for impairment based upon a periodic review of the real estate in its portfolio. Real estate property was carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon the undiscounted future cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon projections of future economic events which are inherently subjective, the amount ultimately realized at disposition may differ materially from the carrying value at each year end.

     Cash and Cash Equivalents
     -------------------------

     For the purpose of the statements of cash flows, the Partnership considers all short-term investments which have original maturities of three months or less at time of purchase to be cash equivalents. Principally all of the Partnership's cash and cash equivalents are held at one financial institution.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair Value of Financial Instruments
     -----------------------------------

     The fair value of financial instruments was determined by reference to market data and other valuation techniques as appropriate. The Partnership's financial instruments include cash and cash equivalents and a mortgage loan payable. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

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

     Recently Issued Accounting Standards
     ------------------------------------

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Recently Issued Accounting Standards (Continued)
     ------------------------------------------------

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. This statement did not have a material effect on the Partnership's liquidity, financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's financial statements.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Recently Issued Accounting Standards (Continued)
     ------------------------------------------------

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's financial statements.

4.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

     The administrative general partner was entitled to receive an asset management fee for services rendered for the administration and management of the Partnership's operations equal to 1/4 of 1% per annum of the net asset value of the Partnership, as defined in the Partnership Agreement. Payment of the asset management fee was deferred until commencement of the disposition of the Partnership's mortgage loans, with interest on the amount deferred at 10% per annum, compounded annually. No asset management fees were earned for the years ended December 31, 2002 and 2001.

     The administrative general partner was also entitled to receive a mortgage-servicing fee at an annual rate of 1/4 of 1% per annum of the principal balance of the Partnership's mortgage loans outstanding from time to time. Payment of the mortgage servicing fee was deferred until disposition of the applicable mortgage loan, with interest on the amount deferred at 10% per annum, compounded annually. No mortgage-servicing fees were earned for the years ended December 31, 2002 and 2001.

     The General Partners collectively were allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the administrative general partner, 0.1% to the investment general partner, and 0.1% to the associate general partner. No distributions were made for the years ended December 31, 2002 and 2001.

     In December 2001, the units of limited partnership interest in the Partnership that were previously held by affiliates of Presidio were acquired by an affiliate of KFI.

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)


5.   REAL ESTATE

     The Partnership held fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. The land, building and improvements were pledged to collateralize the mortgage loan payable. A summary of the Partnership's real estate is as follows:

                                                     December 31,
                                         ------------------------------------
                                              2002                 2001
                                         ----------------     ---------------

     Land                                $        444,700     $       444,700
     Building and improvements                  4,434,402           4,397,404
                                         ----------------     ---------------
                                                4,879,102           4,842,104

     Less:  Accumulated depreciation            (962,569)            (883,367)
     Less:  Impairment reserve                (1,816,533)            (719,000)
                                         ----------------     ---------------

                                         $      2,100,000     $     3,239,737
                                         ================     ===============


     The Partnership had recorded a provision for impairment in value in 2001 to further write-down the remaining property to its estimated fair market value less the estimated cost to sell the property. The property had been marketed for sale. Accordingly, no depreciation expenses had been recorded for the year 2001 and for the three months ended March 31, 2002. However, effective April 1, 2002, the Partnership was no longer marketing the property for sale and, accordingly, the Partnership resumed recording depreciation expense effective April 1, 2002. For the nine months ended December 31, 2002 the Partnership recorded a depreciation expense of $79,202.

     On February 18, 2003, the property was lost through foreclosure (see Note
     1). At the date of foreclosure, it is estimated that the property had a value of $2,100,000. Accordingly, at December 31, 2002, the Partnership recorded an additional provision for impairment of value of $1,097,533 to write-down the property to its estimated fair market value. In 2003, the Partnership will record a $2,100,000 loss on disposal of property.

6.   MORTGAGE LOAN PAYABLE

     During 1993, in connection with the foreclosure of the Richmond Comfort Inn, the Partnership acquired the property subject to a $4,000,000 non-recourse promissory note secured by a first mortgage on the hotel property. Through March 31, 2002, the interest rate on the loan was 8.5%. Effective April 1, 2002, the interest rate was reduced to 6.625% through April 2007. The loan required monthly payments of interest and principal aggregating $28,280. The loan was scheduled to mature on February 1, 2016. On January 6, 2003, the Partnership received notice that the loan encumbering its remaining property was in default for failure to pay debt service for the months of December 2002 and January 2003.

     On February 18, 2003, the property was lost through foreclosure (see Note
     1). Accordingly, during 2003, the Partnership will recognize a gain on extinguishment of debt equal to the outstanding debt balance

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)


7.   RECONCILIATION OF NET LOSS AND NET ASSETS PER FINANCIAL STATEMENTS TO TAX
     BASIS

     A reconciliation of net loss per financial statements to the tax basis of accounting is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                --------------------------
                                                    2002          2001
                                                -----------    -----------
     Net loss per financial statements          $(1,319,673)   $  (374,195)
     Tax depreciation in excess of
         financial statement depreciation           (82,381)      (165,332)
     Provision for impairment                     1,097,533        330,000
     Provision for uncollected accounts
         not recognized for tax purposes              8,728         27,751
                                                -----------    -----------
     Net loss per tax basis                     $  (295,793)   $  (181,776)
                                                ===========    ===========

     The differences between the Partnership's net assets per financial statements and tax basis of accounting are as follows:

                                                 YEARS ENDED DECEMBER 31,
                                                --------------------------
                                                    2002          2001
                                                -----------    -----------
     Net assets per financial statements        $ 1,142,683    $ 2,462,356
     Allowance for impairment                     1,816,533        719,000
     Other assets                                    51,662         42,934
     Depreciation                                  (498,969)      (416,588)
     Syndication costs                            3,918,690      3,918,690
                                                -----------    -----------
     Net assets per tax basis                   $ 6,430,599    $ 6,726,392
                                                ===========    ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Registrant has no officers or directors. As a result of the Agreement entered into among the General Partners on January 1, 2003, the Administrative General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business except for matters relating to the Merger, for which the Investment General Partner has exclusive authority. The names and positions held by the officers and directors of the Administrative General Partner at March 1, 2003 are described below. The officers and directors of the Associate General Partner are the same as the officers and directors of the Administrative General Partner.

                                                             Has Served as
                            Position Held with the      Has Served as a Director
Name                       Managing General Partner         or Officer Since
----                       ------------------------         ----------------
Michael L. Ashner      President and Director                    10-99

Richard J. McCready    Vice President                            06-02

Peter Braverman        Vice President                            10-99

Carolyn Tiffany        Vice President and Treasurer              10-99

     Michael L. Ashner, age 50, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. Since August 19, 2002, Mr. Ashner has also served as the Chief Executive Officer of Shelbourne Properties I Inc., Shelbourne Properties II Inc. and Shelbourne Properties III Inc. (collectively, the "Shelbourne REITs"), three publicly traded real estate investment trusts. Mr. Ashner currently serves as a director of each of the Shelbourne REITs, Great Bay Hotel and Casino Inc., and NBTY, Inc.

     Richard J. McCready age 44, serves as Chief Operating Officer and Secretary of NorthStar Capital Investment Corp. ("NorthStar"). Prior to joining NorthStar in 1998, Mr. McCready had been President, Chief Operating Officer of WFA.

     Peter Braverman, age 51, has been a Vice President of WFA and the Managing General Partner since January 1996. Since August 19, 2002, Mr. Braverman has also served as the Executive Vice President of each of the Shelbourne REITs. Mr. Braverman serves as a director of the Shelbourne REITs.

     Carolyn Tiffany, age 36, has been employed with WFA since January 1993. Since December 1997, Ms. Tiffany has served as the Chief Operating Officer of WFA. In addition, since August 19, 2002, Ms. Tiffany has served as the Chief Financial Officer of each of the Shelbourne REITs.

     Each director and officer of the General Partner will hold office until the next annual meeting of stockholders of the General Partner and until his successor is elected and qualified.

In addition, each of the foregoing officers and directors other than Mr. McCready hold similar positions with Newkirk MLP Corp., GFB-AS Manager Corp. and Winthrop Financial Associates, entities that through one or more subsidiaries manage over 200 limited partnerships that hold title to real property including, commercial properties, residential properties and assisted living facilities.

The names and positions held by the officers and directors of the Investment General Partner at March 1, 2003 are described below.

                                                                            Has Served as
                                   Position Held with the              Has Served as a Director
Name                              Managing General Partner                 or Officer Since
----                              ------------------------                 ----------------
Robert E. Dixon            Co-Chairman, Co-Chief Executive Officer              01-03

William G. Knuff, III      Co-Chairman, Co-Chief Executive Officer              01-03

     Robert E. Dixon, age 31, has been co-chairman and co-chief executive officer of Knight Fuller Inc. ("KFI") since it was formed in May 2002. He has served as a director and co-chief executive officer of Sutter Holding Company, Inc. since March 2002. Since 1998, Mr. Dixon has served as the managing member of the private equity investment firm of Sutter Capital Management LLC. From August 1996 to May 1998, Mr. Dixon was attending business school. Prior to business school, he worked for four years in various capacities in the financial and real estate industries.

     William G. Knuff, III, age 35, has been co-chairman and co-chief executive officer of KFI since it was formed in May 2002. He has served as a director and co-chief executive officer of Sutter Holding Company, Inc. since March 2002 and as an independent director of Prandium, Inc. since July 2002. Since August 2001, Mr. Knuff has acted as a principal of Sutter Capital Management LLC. From August 1998 until joining Sutter Capital Management, LLC, he worked as a senior associate in investment banking at Robertson Stephens, Inc. specializing in mergers and acquisitions.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2003:

                                       Number of
  Name of Beneficial Owner            Units owned       % of Class
  ------------------------            -----------       ----------
  Sutter Opportunity Fund 2 LLC(1)      119,307           36.15%


(1) The principal business address of Sutter Opportunity Fund 2 LLC ("Sutter")is 595 Market Street, Suite 2100, San Francisco, California 94105. Effective January 1, 2003, an affiliate of Sutter acquired all of the issued and outstanding shares of the Investment General Partners.

None of the General Partners or their respective officers and directors own any Units.

There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During Registrant's year ended December 31, 2002 no compensation or payments for services were paid by the Registrant to the General Partners.

In addition, the General Partners, pursuant to the Partnership Agreement, are entitled to receive 5% of Registrant's income, loss, capital and distributions (4.8% to the Administrative General Partner, .1% to the Investment General Partner and .1% to the Associate General Partner) including, without limitation, Registrant's cash flow from operations and disposition proceeds. For the year ended December 31, 2002, the General Partners were allocated taxable loss of $14,790, representing $14,198 to the Administrative General Partner, $296 to the Investment General Partner and $296 to the Associate General Partner.

In addition, certain officers and directors of the General Partners receive compensation from the General Partners and/or their affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant.

ITEM 13. CONTROLS AND PROCEDURES

The Administrative Partner's principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits:

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b) Reports on Form 8-K

          None

                                   SIGNATURES

FPursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 2003.


RESOURCES ACCRUED MORTGAGE
INVESTORS L.P. - SERIES 86


By:  RESOURCES CAPITAL CORP.
     Administrative General Partner


                                                               DATE
By:  /s/ Michael L. Ashner                                     ----
     ---------------------                                 March 26, 2003
     Michael L. Ashner
     President and Director


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


      SIGNATURE                         TITLE                       DATE
      ---------                         -----                       ----

/s/ Michael L. Ashner         Director and President            March 26, 2003
------------------------
Michael L. Ashner

/s/ Carolyn Tiffany           Vice President and Treasurer      March 26, 2003
------------------------
Carolyn Tiffany

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
                          FORM 10-KSB DECEMBER 31, 2002

                                 CERTIFICATIONS

     I, Michael L. Ashner, certify that:

1. I have reviewed this annual report on Form 10-KSB of Resources Accrued Mortgage Investors L.P. - Series 86;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003                             /s/ Michael  L. Ashner
                                                  ------------------------------
                                                  Michael L. Ashner
                                                  Chief Executive Officer

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
                          FORM 10-KSB DECEMBER 31, 2002

                                 CERTIFICATIONS

     I, Carolyn Tiffany, certify that:

1. I have reviewed this annual report on Form 10-KSB of Resources Accrued Mortgage Investors L.P. - Series 86;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                         /s/ Carolyn Tiffany
                                             ---------------------------------
                                             Carolyn Tiffany
                                             Chief Financial Officer

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

         (E) Agreement among Partners, dated January 17, 2003, among RAM Funding, Inc., Resources Credit Corporation,
               Presidio AGP Corp. and Sutter Opportunity Fund 2 LLC (incorporated by reference to Exhibit 10 to Current Report on Form 8-K filed January 17, 2003).

99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.                                                      35