Form 10QSB
period 2003-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2003-05-15
CIK 779231

                              U.S. SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-15724

              Resources Accrued Mortgage Investors L.P. - Series 86 (Exact name of small business issuer as specified in its charter)


                                         Delaware                                                     13-3294835
         --------------------------------------------------------------------------          -----------------------------
              (State or other jurisdiction of incorporation or organization)                       (I.R.S. Employer
                                                                                                 Identification No.)

         7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts                              02114
         --------------------------------------------------------------------------------    -----------------------------
                          (Address of principal executive office)                                     (Zip Code)

        Registrant's telephone number, including area code (617) 570-4600


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003
                          PART I-FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                                                       March 31,               December 31,
                                                                                         2003                     2002
                                                                                ----------------------   -----------------------

ASSETS

Cash and cash equivalents                                                       $    2,238,405             $     2,252,809
Real estate - net                                                                         --                     2,100,000
Other assets                                                                            24,363                       2,909
                                                                                --------------             ---------------
     Total Assets                                                               $    2,262,768             $     4,355,718
                                                                                ==============             ===============

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Mortgage loan payable                                                           $         --               $     3,001,144
Accounts payable and accrued expenses                                                   34,291                     211,891
                                                                                --------------             ---------------
     Total Liabilities                                                                  34,291                   3,213,035
                                                                                --------------             ---------------
Partners' Equity:

Limited partners' equity (330,004 units
  issued and outstanding)                                                            2,117,166                   1,085,662
General partners' equity                                                               111,311                      57,021
                                                                                --------------             ---------------
     Total Partners' Equity                                                          2,228,477                   1,142,683
                                                                                --------------             ---------------
     Total Liabilities and Partners' Equity                                     $    2,262,768             $     4,355,718
                                                                                ==============             ===============




                       See notes to financial statements.
                                    2 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003



 STATEMENTS OF OPERATIONS (UNAUDITED)                                                      FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,                  MARCH 31,
                                                                                        2003                       2002
                                                                                ----------------------   ------------------------
Revenues:
      Operating income - real estate                                             $              53,385    $               267,145
      Other income                                                                              28,356                      7,100
      Short term investment interest                                                             5,703                     10,004
      Gain on extinguishment of debt                                                         3,156,487                          -
                                                                                ----------------------   ------------------------
         Total revenues                                                                      3,243,931                    284,249
                                                                                ----------------------   ------------------------
Costs and Expenses:
      Operating expenses - real estate                                                          12,001                    257,335
      Mortgage loan interest expense                                                            16,504                     65,888
      General and administrative                                                                29,632                     23,780
      Loss on foreclosure of property                                                        2,100,000                          -
                                                                                ----------------------   ------------------------
         Total costs and expenses                                                            2,158,137                    347,003
                                                                                ----------------------   ------------------------
      Net income (loss)                                                          $           1,085,794      $             (62,754)
                                                                                ======================   ========================
Net income (loss) attributable to:
      Limited partners                                                           $           1,031,504      $             (59,616)
      General partners                                                                          54,290                     (3,138)
                                                                                ----------------------   ------------------------
                                                                                 $           1,085,794      $             (62,754)
                                                                                ======================   ========================
Net income (loss) per unit of limited partnership
      interest (330,004 units outstanding)                                       $                3.13      $               (0.18)
                                                                                ======================   ========================


                       See notes to financial statements.

                                    3 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                                          Limited                General                   Total
                                                         Partners'              Partners'                Partners'
                                                          Equity                  Equity                   Equity
                                                     ------------------    ---------------------    ---------------------
Balance - January 1, 2003                            $       1,085,662     $             57,021     $          1,142,683
    Net income                                               1,031,504                   54,290                1,085,794
                                                     ------------------    ---------------------    ---------------------
Balance - March 31, 2003                             $       2,117,166     $            111,311     $          2,228,477
                                                     ==================    =====================    =====================















                       See notes to financial statements.

                                    4 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003

 Statements of Cash Flows (Unaudited)

                                                                                          For the Three Months Ended
                                                                                       March 31,               March 31,
                                                                                          2003                     2002
                                                                                ----------------------   -----------------------
Cash Flows from Operating Activities:

Net income (loss)                                                               $           1,085,794    $              (62,754)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Gain on extinguishment of debt                                                             (3,156,487)                        -
Loss on foreclosure of property                                                             2,100,000                         -

      Changes in assets and liabilities:
         Other assets                                                                         (21,454)                   35,075
         Accounts payable and accrued expenses                                                (22,257)                   42,241
                                                                                ----------------------   -----------------------

Net cash (used in)  provided by operating activities                                          (14,404)                   14,562
                                                                                ----------------------   -----------------------
Cash Flow from Financing Activities:

      Principal payments on mortgage loan payable                                                   -                   (28,691)
                                                                                ----------------------   -----------------------
Cash used in financing activities                                                                   -                   (28,691)
                                                                                ----------------------   -----------------------

Net decrease in cash and cash equivalents                                                     (14,404)                  (14,129)

Cash and cash equivalents, beginning of period                                              2,252,809                 2,471,745
                                                                                ----------------------   -----------------------

Cash and cash equivalents, end of period                                        $           2,238,405    $            2,457,616
                                                                                ======================   =======================

Supplementary Disclosure of Cash Flow Information:
      Interest paid                                                             $                   -    $               65,888
                                                                                ======================   =======================






                       See notes to financial statements.

                                    5 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003

1.       INTERIM FINANCIAL INFORMATION

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Resources Accrued Mortgage Investors L.P. - Series 86 (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2002. The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. The balance sheet at December 31, 2002 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.       BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership received a notice of default and cancellation of the franchise agreement from the franchisor of its hotel property. This would have a significant negative impact on the Partnership's hotel revenue. As a result, the Partnership defaulted on its mortgage obligation. Based on the current value of the remaining property, the Partnership was unable to meet its mortgage obligation. On February 18, 2003, the property was lost through foreclosure. At the date of foreclosure, it is estimated that the property had a value of $2,100,000. It is expected that the Knight Fuller, Inc. (`KFI") transaction will be proposed to the limited partners (See Note 3). In the event that the transaction is not approved, the Partnership will distribute the remaining cash, subject to reserves, and liquidate the Partnership. These events raise substantial doubt about the partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

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

                                     6 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

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

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the administrative general partner, 0.1% to the investment general partner, and 0.1% to the associate general partner. No distributions were made for the three months ended March 31, 2003 and 2002.

         In December 2001, the units of limited partnership interest in the Partnership that were previously held by affiliates of Presidio were acquired by an affiliated of KFI.

4.       REAL ESTATE

         The Partnership held fee title to the Richmond Comfort Inn which it acquired upon the foreclosure of one of its original mortgage loans. The land, building and improvements were pledged to collateralize the mortgage loan payable.

         On February 18, 2003, the property was lost through foreclosure. At the date of foreclosure, it is estimated that the property had a value of $2,100,000. Accordingly, during the three months ended March 31, 2003, the Partnership recorded a loss of $2,100,000 on disposal of property.

                                     7 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003

5.       MORTGAGE LOAN PAYABLE

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

         On February 18, 2003, the property was lost through foreclosure. Accordingly, during the three months ended March 31, 2003, the Partnership recognized a gain on extinguishment of debt equal to the outstanding debt balance.

                                     8 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003


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

             The Registrant invested 100% of the net proceeds of its public offering in zero coupon junior mortgage loans secured by properties owned principally by privately syndicated limited partnerships sponsored by affiliates of the General Partners. The Registrant originally invested its net proceeds in sixteen mortgage loans, which aggregated $70,332,103. As of March 31, 2003, the Registrant has no outstanding mortgage loans.

             The Registrant uses working capital reserves provided from any undistributed cash from temporary investments as its primary measure of liquidity. As of March 31, 2003, the Registrant's cash and cash equivalents decreased by $14,404 from December 31, 2002 to $2,238,405. The decrease is due to $14,404 of cash used in operating activities. At March 31, 2003, the Registrant had $2,238,405 in cash and cash equivalents, of which approximately $2,184,000 was invested primarily in money market mutual funds.

                                    9 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

             Liquidity and Capital Resources (Continued)

             On February 18, 2003, the Registrant lost its remaining property through foreclosure. Accordingly, during the three months ended March 31, 2003, in connection with the foreclosure, the Partnership recorded a $2,100,000 loss on disposal of property and a $3,156,487 gain on extinguishment of debt.

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

             Results of Operations

             Net income increased by $1,148,548 for the three-month period ended March 31, 2003 compared with the corresponding period in the prior year primarily due to the gain on extinguishment of debt, which was partially offset by the loss on foreclosure of property.

             Revenues, before gain on extinguishment of debt, decreased by $196,805 for the three-month period ended March 31, 2003 compared with the corresponding period in the prior year due to decreases in operating income - real estate and short-term investment interest, which were partially offset by an increase in other income. Operating income - real estate decreased due to the foreclosure of the motel property in Richmond, Virginia. Short-term investment income declined as a result of lower interest rates.

                                    10 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

             Results of Operations (Continued)

             Costs and expenses, before the loss on foreclosure of property, decreased by $288,866 for the three month period ended March 31, 2003 compared to the same period in the prior year due to decreases in operating expenses - real estate and mortgage loan interest expense. Operating expenses - real estate and mortgage loan interest expense declined as a result of the foreclosure of the motel property in Richmond, Virginia.

             On February 18, 2003, the Registrant lost its remaining property through foreclosure. Accordingly, during the three months ended March 31, 2003, in connection with the foreclosure, the Partnership recorded a $2,100,000 loss on disposal of property and a $3,156,487 gain on extinguishment of debt.

             Recently Issued Accounting Standards

             In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")
             No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB
             No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. This statement had no effect on the Registrant's financial statements.

             In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. This statement had no effect on the Registrant's financial statements.

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

                           FORM 10-QSB MARCH 31, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

             Recently Issued Accounting Standards (Continued)

             In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Registrant will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Registrant does not expect that this Interpretation will have an impact on the Registrant's financial statements.

             In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.

             Quantitative and Qualitative Disclosures About Market Risk

             The Registrant is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Registrant has no loans outstanding.

                                    12 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003


ITEM 3.      CONTROLS AND PROCEDURES

             The Registrant's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.



                                    13 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003



PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits:

                  99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)      Reports of Form 8-K:

                  On January 17, 2003 the Registrant filed a Form 8-K, which Form 8-K was amended on January 21, 2003, to disclose a Change in Control of Registrant (Items reported: 1, 5 and 7).





                                    14 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003


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


                    RESOURCES ACCRUED MORTGAGE INVESTORS L.P.- SERIES 86


                        BY:     Resources Capital Corp.
                                -----------------------
                                Administrative General Partner


                                BY:   /s/ Michael L. Ashner
                                      ---------------------
                                      Michael L. Ashner
                                      President and Director
                                      (Principal Executive Officer)

                                BY:   /s/ Thomas C. Staples
                                      ---------------------
                                      Thomas C. Staples
                                      Vice President and Assistant Treasurer
                                      (Principal Financial and
                                      Accounting Officer)





                               Dated: May 15, 2003




                                    15 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003


                                 CERTIFICATIONS

                  I, Michael L. Ashner, certify that:

             1. I have reviewed this quarterly report on Form 10-KSB of Resources Accrued Mortgage Investors L.P. - Series 86:

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





                  Date:   May 15, 2003             /s/ Michael L. Ashner
                                                   ---------------------
                                                   Michael L. Ashner
                                                   President and Director
                                                   (Principal Executive Officer)



                                    17 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003


                                 CERTIFICATIONS

                  I, Thomas C. Staples, certify that:

             1. I have reviewed this quarterly report on Form 10-KSB of Resources Accrued Mortgage Investors L.P. - Series 86:

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

                           FORM 10-QSB MARCH 31, 2003


             6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





          Date:   May 15, 2003      /s/ Thomas C. Staples
                                    ---------------------
                                    Thomas C. Staples
                                    Vice President and Assistant Treasurer
                                    (Principal Financial and Accounting Officer)


                                    19 of 20