Form 10QSB/A
period 2003-03-31
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2003-06-19
CIK 779231

                              U.S. SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
(Mark One)

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
                                                                                ==============             ===============




                       See notes to financial statements.
                                    2 of 20

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86

                           FORM 10-QSB MARCH 31, 2003


 STATEMENTS OF OPERATIONS (UNAUDITED)                                              FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,              MARCH 31,
                                                                                  2003                   2002
                                                                          ---------------           ------------
Revenues:
      Operating income - real estate                                      $        53,385           $    267,145
      Other income                                                                 28,356                  7,100
      Short term investment interest                                                5,703                 10,004
                                                                          ---------------           ------------
          Total revenues                                                           87,444                284,249
                                                                          ---------------           ------------
Costs and Expenses:
      Operating expenses - real estate                                             12,001                257,335
      Mortgage loan interest expense                                               16,504                 65,888
      General and administrative                                                   29,632                 23,780
      Loss on foreclosure of property                                           2,100,000                      -
                                                                          ---------------           ------------
          Total costs and expenses                                              2,158,137                347,003
                                                                          ---------------           ------------
      Operating loss before gain on extinguishment of debt                     (2,070,693)               (62,754)
      Gain on extinguishment of debt                                            3,156,487                      -
                                                                          ---------------           ------------
          Net income (loss)                                                $    1,085,794           $    (62,754)
                                                                          ===============           ============
Net income (loss) attributable to:
      Limited partners                                                     $    1,031,504           $    (59,616)
      General partners                                                             54,290                 (3,138)
                                                                          ---------------           ------------
                                                                           $    1,085,794           $    (62,754)
                                                                          ===============           ============
Net income (loss) per unit of limited partnership
      interest (330,004 units outstanding)                                 $         3.13           $      (0.18)
                                                                          ===============           ============




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

             Revenues decreased by $196,805 for the three-month period ended March 31, 2003 compared with the corresponding period in the prior year due to decreases in operating income - real estate and short-term investment interest, which were partially offset by an increase in other income. Operating income - real estate decreased due to the foreclosure of the motel property in Richmond, Virginia. Short-term investment income declined as a result of lower interest rates.

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