Form 10QSB
period 2003-06-30
RESOURCES ACCRUED MORTGAGE INVESTORS LP SERIES 86
filed 2003-08-14
CIK 779231

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 --------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-15724

              Resources Accrued Mortgage Investors L.P. - Series 86
              -----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                         13-3294835
-------------------------------                    -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


7 Bulfinch Place, Suite 500, P.O. Box 9507,
            Boston, Massachusetts                               02114
-------------------------------------------        -----------------------------
  (Address of principal executive office)                     (Zip Code)

        Registrant's telephone number, including area code (617) 570-4600
                                                           --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

                                                            JUNE 30,              DECEMBER 31,
                                                              2003                    2002
                                                      ---------------------    --------------------
ASSETS
------

Cash and cash equivalents                             $          2,073,081     $         2,252,809
Real estate - net                                                        -               2,100,000
Other assets                                                       178,463                   2,909
                                                      ---------------------    --------------------
         Total Assets                                 $          2,251,544     $         4,355,718
                                                      =====================    ====================
LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:

Mortgage loan payable                                 $                  -     $         3,001,144
Accounts payable and accrued expenses                               51,613                 211,891
                                                      ---------------------    --------------------
         Total Liabilities                                          51,613               3,213,035
                                                      ---------------------    --------------------
Commitments and Contingencies

Partners' Equity:

Limited partners' equity (330,004 units
   issued and outstanding)                                       2,090,048               1,085,662
General partners' equity                                           109,883                  57,021
                                                      ---------------------    --------------------
         Total Partners' Equity                                  2,199,931               1,142,683
                                                      ---------------------    --------------------
         Total Liabilities and Partners' Equity       $          2,251,544     $         4,355,718
                                                      =====================    ====================


                       See notes to financial statements.

                                     2 of 21

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                            FOR THE SIX MONTHS ENDED

                                                                         JUNE 30,                JUNE 30,
                                                                           2003                    2002
                                                                 ----------------------   ---------------------
Revenues:

      Operating income - real estate                              $             53,385    $            600,589
      Other income                                                              28,356                   7,100
      Short term investment interest                                            10,930                  19,363
                                                                 ----------------------   ---------------------
         Total revenues                                                         92,671                 627,052
                                                                 ----------------------   ---------------------
Costs and Expenses:

      Operating expenses - real estate                                          12,001                 524,646
      Mortgage loan interest expense                                            16,504                 116,737
      General and administrative                                                63,405                  62,254
      Depreciation expense                                                           -                  25,784
      Loss on foreclosure of property                                        2,100,000                       -
                                                                 ----------------------   ---------------------
         Total costs and expenses                                            2,191,910                 729,421
                                                                 ----------------------   ---------------------
Operating loss before gain on extinguishment of debt                        (2,099,239)               (102,369)

      Gain on extinguishment of debt                                         3,156,487                       -
                                                                 ----------------------   ---------------------
Net income (loss)                                                 $          1,057,248     $          (102,369)
                                                                 ======================   =====================
Net income (loss) attributable to:

      Limited partners                                            $          1,004,386     $           (97,251)

      General partners                                                          52,862                  (5,118)
                                                                 ----------------------   ---------------------
                                                                  $          1,057,248     $          (102,369)
                                                                 ======================   =====================
Net income (loss) per unit of limited partnership
      interest (330,004 units outstanding)                        $               3.04     $             (0.29)
                                                                 ======================   =====================


                       See notes to financial statements.

                                     3 of 21

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED

                                                                   JUNE 30,                JUNE 30,
                                                                     2003                    2002
                                                            ---------------------    -------------------
Revenues:

      Operating income - real estate                        $                  -     $            333,444
      Short term investment interest                                       5,227                    9,359
                                                            ---------------------    ---------------------
         Total revenues                                                    5,227                  342,803
                                                            ---------------------    ---------------------
Costs and Expenses:

      Operating expenses - real estate                                         -                  267,311
      Mortgage loan interest expense                                           -                   50,849
      General and administrative                                          33,773                   38,474
      Depreciation expense                                                     -                   25,784
                                                            ---------------------    ---------------------
         Total costs and expenses                                         33,773                  382,418
                                                            ---------------------    ---------------------
      Net loss                                               $           (28,546)    $            (39,615)
                                                            =====================    =====================
Net loss attributable to:

      Limited partners                                       $           (27,119)    $            (37,634)

      General partners                                                    (1,427)                  (1,981)
                                                            ---------------------    ---------------------
                                                             $           (28,546)    $            (39,615)
                                                            =====================    =====================
Net loss per unit of limited partnership
      interest (330,004 units outstanding)                   $             (0.08)    $              (0.11)
                                                            =====================    =====================



                       See notes to financial statements.

                                     4 of 21

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                                      LIMITED             GENERAL               TOTAL
                                                     PARTNERS'           PARTNERS'            PARTNERS'
                                                      EQUITY               EQUITY              EQUITY
                                                 ------------------  -------------------  ------------------
Balance - January 1, 2003                        $       1,085,662   $           57,021   $       1,142,683

    Net lncome                                           1,004,386               52,862           1,057,248
                                                 ------------------  -------------------  ------------------
Balance - June 30, 2003                          $       2,090,048   $          109,883   $       2,199,931
                                                 ==================  ===================  ==================





                       See notes to financial statements.

                                     5 of 21

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                FOR THE SIX MONTHS ENDED

                                                                               JUNE 30,              JUNE 30,
                                                                                2003                   2002
                                                                       ---------------------    --------------------
Cash Flows from Operating Activities:

Net income (loss)                                                      $          1,057,248     $          (102,369)

Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:

      Depreciation                                                                        -                  25,784
      Gain on extinguishment of debt                                             (3,156,487)                      -
      Loss on foreclosure of property                                             2,100,000                       -

      Changes in assets and liabilities:
         Other assets                                                              (175,554)                 61,154
         Accounts payable and accrued expenses                                       (4,935)                 43,797
                                                                       ---------------------    --------------------
Net cash (used in) provided by operating activities                                (179,728)                 28,366
                                                                       ---------------------    --------------------
Cash Flows from Investing Activities:

      Additions to real estate                                                            -                  (9,119)
                                                                       ---------------------    --------------------
Cash used in investing activities                                                         -                  (9,119)
                                                                       ---------------------    --------------------
Cash Flow from Financing Activities:

      Principal payments on mortgage loan payable                                         -                 (62,725)
                                                                       ---------------------    --------------------
Cash used in financing activities                                                         -                 (62,725)
                                                                       ---------------------    --------------------
Net decrease in cash and cash equivalents                                          (179,728)                (43,478)

Cash and cash equivalents, beginning of period                                    2,252,809               2,471,745
                                                                       ---------------------    --------------------
Cash and cash equivalents, end of period                               $          2,073,081     $         2,428,267
                                                                       =====================    ====================
Supplementary Disclosure of Cash Flow Information:
      Interest paid                                                    $                  -     $           116,737
                                                                       =====================    ====================




                       See notes to financial statements.

                                     6 of 21

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

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

         The results of operations for the six and three months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.       BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership received a notice of default and cancellation of the franchise agreement from the franchisor of its hotel property. This would have a significant negative impact on the Partnership's hotel revenue. As a result, the Partnership defaulted on its mortgage obligation. Based on the current value of the remaining property, the Partnership was unable to meet its mortgage obligation. On February 18, 2003, the property was lost through foreclosure. At the date of foreclosure, it is estimated that the property had a value of $2,100,000. In the event that the Knight Fuller, Inc. ("KFI") transaction (See Note 3) is not approved, the Partnership will distribute the remaining cash, subject to reserves, and liquidate the Partnership. These events raise substantial doubt about the partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.       CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         Through January 16, 2003, RAM Funding, Inc., the investment general partner, Resources Capital Corp., the administrative general partner, and Presidio AGP Corp., the associate general partner (collectively "General Partners"), were ultimately controlled by NorthStar Capital Investment Corp. ("NorthStar"), a Maryland corporation. On January 17, 2003, Presidio Capital Investment Company, LLC ("Presidio"), the sole shareholder of RAM Funding, Inc., sold all of the issued and outstanding shares of RAM Funding, Inc. to KFI. KFI, an affiliate of a limited partner holding 36.2% of the outstanding Units of the Partnership, has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission pursuant to which it is seeking the consent of limited partners to merge the partnership into KFI Properties, L.P., a newly formed operating partnership wholly owned by KFI (the "Merger"). Upon consummation of the Merger, if effected, each unit of limited partnership interest in the Partnership will be converted into one unit in KFI Properties, L.P., and will have the right to be converted into one share of KFI. Approval of the Merger will require the vote of at least a majority of holders of the limited partnership interests. The consent of limited partners to the Merger will be sought during the 3rd quarter of 2003.



                                    7 of 21

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


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

         The General Partners collectively are allocated 5% of the net income or loss of the Partnership and are entitled to receive 5% of distributions. Such amounts are allocated or distributed 4.8% to the administrative general partner, 0.1% to the investment general partner, and 0.1% to the associate general partner. No distributions were made for the six months ended June 30, 2003 and 2002.

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

         On February 18, 2003, the property was lost through foreclosure. At the date of foreclosure, it is estimated that the property had a value of $2,100,000. Accordingly, during the six months ended June 30, 2003, the Partnership recorded a loss of $2,100,000 on disposal of property.



                                    8 of 21

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


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

         On February 18, 2003, the property was lost through foreclosure. Accordingly, during the six months ended June 30, 2003, the Partnership recognized a gain on extinguishment of debt equal to the outstanding debt balance.







                                    9 of 21

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


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

         Liquidity and Capital Resources
         -------------------------------

         The Registrant's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Registrant received a notice of default and cancellation of the franchise agreement from the franchisor of its hotel property. This would have a significant negative impact on the Registrant's hotel revenue. As a result, the Registrant defaulted on its mortgage obligation. Based on the current value of the remaining property, the Registrant was unable to meet its mortgage obligation. On February 18, 2003, the property was lost through foreclosure. At the date of foreclosure, it is estimated that the property had a value of $2,100,000. In the event that the Knight Fuller, Inc. (`KFI") transaction (See below) is not approved, the Registrant will distribute the remaining cash, subject to reserves, and liquidate the Registrant. These events raise substantial doubt about the Registrant's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Registrant invested 100% of the net proceeds of its public offering in zero coupon junior mortgage loans secured by properties owned principally by privately syndicated limited partnerships sponsored by affiliates of the General Partners. The Registrant originally invested its net proceeds in sixteen mortgage loans, which aggregated $70,332,103. As of June 30, 2003, the Registrant has no outstanding mortgage loans.

         The Registrant uses working capital reserves provided from any undistributed cash from temporary investments as its primary measure of liquidity. As of June 30, 2003, the Registrant's cash and cash equivalents decreased by $179,728 from December 31, 2002 to $2,073,081. The decrease is due to $179,728 of cash used in operating activities. At June 30, 2003, the Registrant had $2,073,081 in cash and cash equivalents, of which approximately $1,998,000 was invested primarily in money market mutual funds.



                                    10 of 21

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

         Liquidity and Capital Resources (Continued)
         -------------------------------------------

         On February 18, 2003, the Registrant lost its remaining property through foreclosure. Accordingly, during the six months ended June 30, 2003, in connection with the foreclosure, the Partnership recorded a $2,100,000 loss on disposal of property and a $3,156,487 gain on extinguishment of debt.

         An affiliate of a limited partner and, effective January 17, 2003, the sole shareholder of the investment general partner of the Registrant, KFI, holding 36.2% of the outstanding Units has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission pursuant to which it is seeking the consent of limited partners to merge the partnership into KFI Properties, L.P., a newly formed operating partnership wholly owned by KFI (the "Merger"). Upon consummation of the Merger, if effected, each unit of limited partnership interest in the Registrant will be converted into one unit in KFI Properties, L.P., and will have the right to be converted into one share of KFI. Approval of the Merger will require the vote of at least a majority of holders of the limited partnership interests. The consent of limited partners to the Merger will be sought during the 3rd quarter of 2003.

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

         Results of Operations
         ---------------------

         Net income increased by $1,159,617 for the six-month period ended June 30, 2003 compared with the corresponding period in the prior year primarily due to the gain on extinguishment of debt, which was partially offset by the loss on foreclosure of property. For the three months ended June 30, 2003, net loss decreased by $11,069 compared with the corresponding period in the prior year.

         Revenues decreased by $534,381 for the six-month period ended June 30, 2003 compared with the corresponding period in the prior year due to decreases in operating income - real estate and short-term investment interest, which were partially offset by an increase in other income. Operating income - real estate decreased due to the foreclosure of the motel property in Richmond, Virginia. Short-term investment income declined as a result of lower interest rates.




                                    11 of 21

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION (CONTINUED)

         Results of Operations (Continued)
         ---------------------------------

         Costs and expenses, before the loss on foreclosure of property, decreased by $637,511 for the six month period ended June 30, 2003 compared to the same period in the prior year due to decreases in operating expenses - real estate, mortgage loan interest expense and depreciation expense. Operating expenses - real estate, mortgage loan interest expense and depreciation expense declined as a result of the foreclosure of the motel property in Richmond, Virginia.

         On February 18, 2003, the Registrant lost its remaining property through foreclosure. Accordingly, during the six months ended June 30, 2003, in connection with the foreclosure, the Partnership recorded a $2,100,000 loss on disposal of property and a $3,156,487 gain on extinguishment of debt.

         Recently Issued Accounting Standards
         ------------------------------------

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



                                    12 of 21

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


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

         Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Registrant is not subject to market risk as its cash and cash equivalents are invested in short term money market mutual funds. The Registrant has no loans outstanding.




                                    13 of 21

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


ITEM 3.  CONTROLS AND PROCEDURES
         -----------------------

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






                                    14 of 21

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

        (a)     Exhibits:

                31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)     Reports of Form 8-K:

                No reports on Form 8-K were filed during the quarter ended June 30, 2003.



                                    15 of 21

              RESOURCES ACCRUED MORTGAGE INVESTORS L.P. - SERIES 86
              -----------------------------------------------------

                            FORM 10-QSB JUNE 30, 2003
                            -------------------------


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


              RESOURCES ACCRUED MORTGAGE INVESTORS L.P.- SERIES 86
              ----------------------------------------------------

                               BY:   Resources Capital Corp.
                                     -----------------------
                                     Administrative General Partner


                                     BY:  /s/ Michael L. Ashner
                                          --------------------------------------
                                          Michael L. Ashner
                                          President and Director
                                          (Principal Executive Officer)

                                     BY:  /s/ Thomas C. Staples
                                          --------------------------------------
                                          Thomas C. Staples
                                          Vice President and Assistant Treasurer
                                          (Principal Financial and
                                          Accounting Officer)




                                          Dated: August 14, 2003




                                    16 of 21